Form 10-Q
period 1998-12-31
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 1999-03-24
CIK 1067702, 1067700

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1998
                                      ------------------------------

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               --------------------      ----------------------


Commission file number   333-66221
                         -------------

        R.A.B. HOLDINGS, INC.                     R.A.B. ENTERPRISES, INC.
-------------------------------------       ----------------------------------
       (Exact name of registrant                  (Exact name of registrant
       as specified in its charter)               as specified in its charter)

             DELAWARE                                       DELAWARE
-------------------------------------       -----------------------------------
   (State or other jurisdiction of             (State or other jurisdiction of
    incorporation or organization)              incorporation or organization)

            13-3893246                                     13-3988873
-------------------------------------       -----------------------------------
(I.R.S. Employer identification No.)        (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                       10022
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (212) 688-4500
                                                   --------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes       No    X
                                         ---       ---

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets - December 31, 1998 (Unaudited) and March 31,
                 1998                                                                                               1

                Condensed Consolidated Statements of Operations - Three months ended December 31,
                 1998 and December 31, 1997 (Unaudited)                                                             2

                Condensed Consolidated Statements of Operations - Nine months ended December 31,
                 1998 (Unaudited) and December 31, 1997                                                             3

                Condensed Consolidated Statements of Cash Flows - Nine months ended December 31,
                 1998 (Unaudited) and December 31, 1997                                                             4

                Notes to Condensed Consolidated Financial Statements (Unaudited)                                   5-6

  Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                        7-10

PART II.     OTHER INFORMATION

  Item 6.      Exhibits and reports on Form 8-K                                                                    11

SIGNATURES                                                                                                         12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
-------------------------------------------------------------------------------


                                                                          December 31, 1998                   March 31, 1998
                                                                  -------------------------------  ------------------------------
                                                                     R.A.B.          R.A.B.            R.A.B.            R.A.B.
                                                                    Holdings      Enterprises         Holdings        Enterprises
                                                                 ------------- ------------------  ---------------  -------------
                                                                           (Unaudited)
                         ASSETS
Current assets:
    Cash                                                          $   2,236         $   2,219         $   2,623       $   2,623
    Accounts receivable                                              39,621            39,621            27,942          27,942
    Inventories                                                      56,657            56,657            41,814          41,814
    Restricted investments                                            5,590              --                --              --
    Other current assets                                              8,614             8,613             5,707           5,810
                                                                  ---------         ---------         ---------       ---------
      Total current assets                                          112,718           107,110            78,086          78,189
Noncurrent assets:
    Restricted investments                                            8,892              --                --              --
    Other assets                                                     13,961            12,419             7,291           7,291
                                                                  ---------         ---------         ---------       ---------
      Total noncurrent assets                                        22,853            12,419             7,291           7,291
Property, plant and equipment, net                                   39,064            39,064            23,395          23,395
Excess of cost over fair value of net assets acquired, net           95,670            95,670              --              --
                                                                  ---------         ---------         ---------       ---------

Total assets                                                      $ 270,305         $ 254,263         $ 108,772       $ 108,875
                                                                  =========         =========         =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt                          $   1,169         $   1,169         $     815       $     815
    Accounts payable                                                 39,808            39,808            31,035          31,035
    Other current liabilities                                        22,787            21,713            16,233          16,231
                                                                  ---------         ---------         ---------       ---------
      Total current liabilities                                      63,764            62,690            48,083          48,081
                                                                  ---------         ---------         ---------       ---------
Noncurrent liabilities:
    Long-term debt                                                  190,419           142,419            37,295          37,295
    Deferred compensation                                             7,854             7,854             7,801           7,801
    Other liabilities                                                 8,812             8,812             4,416           4,416
                                                                  ---------         ---------         ---------       ---------
      Total noncurrent liabilities                                  207,085           159,085            49,512          49,512
Stockholders' equity:
    Preferred stock, $500 par value, 100,000 shares authorized,
      20,000 shares of Series A issued and outstanding                9,906              --               9,906            --
    Common stock, $.01 and $1.00 par value, 1,000,000 shares
      and 200 shares authorized, 102,900 shares and 200 shares
      at December 31, 1998 and 100,000 shares and 200 shares
      at March 31, 1998, issued and outstanding                           1              --                   1            --
    Additional paid-in capital                                          249            39,482                98          10,100
    Retained earnings (deficit)                                     (10,700)           (6,994)            1,174           1,182
                                                                  ---------         ---------         ---------       ---------
                                                                       (544)           32,488            11,179          11,282
    Less common stock in treasury - 1,600 shares                       --                --                   2            --
                                                                  ---------         ---------         ---------       ---------
Total stockholders' equity                                             (544)           32,488            11,177          11,282
                                                                  ---------         ---------         ---------       ---------

Total liabilities and stockholders' equity                        $ 270,305         $ 254,263         $ 108,772       $ 108,875
                                                                  =========         =========         =========       =========



            See notes to condensed consolidated financial statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------


                                                                    Three Months Ended                  Three Months Ended
                                                                     December 31, 1998                   December 31, 1997
                                                             ----------------------------------  ----------------------------------
                                                                 R.A.B.            R.A.B.            R.A.B.            R.A.B.
                                                                Holdings        Enterprises         Holdings        Enterprises
                                                             ---------------  -----------------  ---------------  -----------------
                                                                        (Unaudited)                         (Unaudited)
Revenues                                                          $ 125,992          $ 125,992        $ 136,186          $ 136,186

Costs and expenses:
    Cost of sales                                                    95,804             95,804          105,839            105,839
    Selling                                                          12,729             12,729           11,065             11,065
    Distribution and warehousing                                      9,699              9,699            9,986              9,986
    General and administrative                                        6,353              6,353            5,832              5,832
    Amortization of excess of cost over fair value
      of net assets acquired                                            607                607                -                  -
                                                             ---------------  -----------------  ---------------  -----------------

        Total costs and expenses                                    125,192            125,192          132,722            132,722
                                                             ---------------  -----------------  ---------------  -----------------

Operating income                                                        800                800            3,464              3,464

Interest expense, net                                                 5,434              4,028            1,285              1,285
                                                             ---------------  -----------------  ---------------  -----------------

(Loss) income before (benefit) provision for income taxes            (4,634)            (3,228)           2,179              2,179

(Benefit) provision for income taxes                                    (36)               (79)             899                899
                                                             ---------------  -----------------  ---------------  -----------------

Net (loss) income                                                  $ (4,598)          $ (3,149)         $ 1,280            $ 1,280
                                                             ===============  =================  ===============  =================




            See notes to condensed consolidated financial statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------


                                                                      Nine Months Ended                    Nine Months Ended
                                                                      December 31, 1998                    December 31, 1997
                                                              ----------------------------------   --------------------------------
                                                                  R.A.B.            R.A.B.             R.A.B.            R.A.B.
                                                                 Holdings        Enterprises          Holdings        Enterprises
                                                              ---------------  -----------------   ---------------  ---------------
                                                                        (Unaudited)
Revenues                                                           $ 360,447      $ 360,447         $ 358,958          $ 358,958

Costs and expenses:

       Cost of sales                                                 275,052        275,052           276,327            276,327
       Selling                                                        37,525         37,525            32,380             32,380
       Distribution and warehousing                                   28,203         28,203            28,078             28,078
       General and administrative                                     18,154         18,154            16,413             16,409
       Amortization of excess of cost over fair value
         of net assets acquired                                        1,621          1,621                 -                  -
                                                              ---------------  -------------   ---------------  -----------------

                   Total costs and expenses                          360,555        360,555           353,198            353,194
                                                              ---------------  -------------   ---------------  -----------------

Operating (loss) income                                                 (108)          (108)            5,760              5,764

Interest expense, net                                                 14,631         10,933             3,871              3,871
                                                              ---------------  -------------   ---------------  -----------------

(Loss) income before (benefit) provision for income taxes            (14,739)       (11,041)            1,889              1,893

(Benefit) provision for income taxes                                  (2,865)        (2,865)              900                900
                                                              ---------------  -------------   ---------------  -----------------

Net (loss) income                                                  $ (11,874)      $ (8,176)            $ 989              $ 993
                                                              ===============  =============   ===============  =================



            See notes to condensed consolidated financial statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. INTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------


                                                                       Nine Months Ended               Nine Months Ended
                                                                       December 31, 1998               December 31, 1997
                                                                --------------------------------   --------------------------
                                                                   R.A.B.           R.A.B.           R.A.B.         R.A.B.
                                                                  Holdings        Enterprises       Holdings      Enterprises
                                                                -------------   ----------------   ------------   -----------
                                                                         (Unaudited)
Cash flows from operating activities:
  Net (loss) income                                             $ (11,874)         $  (8,176)      $     989       $     993
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                 5,122              4,940           3,096           3,096
      Amortization of excess of cost over fair value
        of net assets acquired                                      1,621              1,621            --              --
      Deferred income taxes                                        (1,777)            (1,777)            742             742
  Changes in assets and liabilities:
      Accounts receivable                                           4,907              4,907             841             841
      Inventories                                                  (8,346)            (8,346)         (3,312)         (3,312)
      Accounts payable                                              6,273              6,273          10,795          10,795
      Other assets and liabilities                                 (1,392)            (1,652)         12,388          13,115
                                                                ---------          ---------       ---------       ---------

Net cash (used in) provided by operating activities                (5,466)            (2,210)         25,539          26,270
                                                                ---------          ---------       ---------       ---------

Cash flows from investing activities:
  Purchase of The B. Manischewitz Company, LLC,
    net of cash acquired                                         (126,155)          (126,155)           --              --
  Acquisitions of plant and equipment                              (2,551)            (2,551)         (1,888)         (1,888)
                                                                ---------          ---------       ---------       ---------

Net cash used in investing activities                            (128,706)          (128,706)         (1,888)         (1,888)
                                                                ---------          ---------       ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                        168,000            120,000            --              --
  Payment of debt issuance costs                                   (5,975)            (4,348)           --              --
  Funding of Interest Escrow Account                              (16,991)              --              --              --
  Payment from Interest Escrow Account                              3,120               --              --              --
  Repayments under Credit Agreement                               (14,522)           (14,522)        (23,607)        (23,607)
  Proceeds from issuance of common stock                              151               --              --              --
  Issuance (purchase) of treasury (common) stock                        2               --                (2)           --
  Additional equity investment from Parent                           --               29,382            --              --
                                                                ---------          ---------       ---------       ---------

Net cash provided by (used in) financing activities               133,785            130,512         (23,609)        (23,607)
                                                                ---------          ---------       ---------       ---------

Net (decrease) increase  in cash                                     (387)              (404)             42             775

Cash, beginning of period                                           2,623              2,623           2,637           1,903
                                                                ---------          ---------       ---------       ---------

Cash, end of period                                             $   2,236          $   2,219       $   2,679       $   2,678
                                                                =========          =========       =========       =========


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                    $  10,751          $   7,631       $   3,725       $   3,725
    Income taxes                                                $     755          $     755       $     716       $     716

           See notes to condensed consolidated financial statements

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - Basis of Presentation

The condensed consolidated financial statements include the accounts of R.A.B. Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, R.A.B. Enterprises, Inc. ("Enterprises") and its wholly-owned subsidiaries (collectively, the "Company"). Holdings is a holding company with no substantial assets or operations other than its investment in Enterprises. Enterprises is a holding company with no substantial assets or operations other than its investments in Millbrook Distribution Services Inc. ("Millbrook") and The B. Manischewitz Company, LLC ("Manischewitz").

These condensed consolidated financial statements should be read in conjunction with the Company's summary of significant accounting policies included in its consolidated financial statements as of March 31, 1998 and 1997 contained in the Company's Registration Statement on Form S-4, as amended (the "Registration Statement") filed with the Securities and Exchange Commission.

Effective March 3, 1998, Enterprises entered into a purchase agreement with MANO Holdings I, LLC, KBMC Acquisition Company, L.P., MANO Holdings Corporation ("MANO") and the stockholders of MANO to acquire all of the outstanding membership interests of Manischewitz. On May 1, 1998, Enterprises acquired all of the outstanding interests of Manischewitz for approximately $126.2 million through the issuance of $120 million Senior Notes due 2005 bearing interest at 10 1/2% ("10 1/2% Senior Notes") and the issuance by Holdings of $48 million Senior Notes due 2008 bearing interest at 13% ("13% Senior Notes"). The 10 1/2% Senior Notes are fully and unconditionally guaranteed on a joint and several basis by Millbrook and Manischewitz. Accordingly, as the combined financial statements of the subsidiaries guaranteeing the 10 1/2% Senior Notes are substantially equivalent to the consolidated financial statements of Enterprises, no separate financial statements of Millbrook and Manischewitz are presented since management has determined that such information is not material to investors.

The 13% Senior Notes will pay interest for the first three years, semi-annually from a $17 million interest escrow account which was established upon their issuance. The interest escrow account consists of treasury securities which have been accounted for as held to maturity and are classified on the condensed consolidated balance sheets as Restricted investments. These Restricted investments, which mature November 1 and May 1 during each of the first three years the 13% Senior Notes are outstanding, may only be used to pay the semi-annual interest due.

The acquisition of Manischewitz was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Manischewitz based upon their estimated fair values at the date of acquisition, based on preliminary allocations of purchase price which are subject to further refinement and adjustment, including appraisals and other valuation analyses. In the opinion of management, the preliminary allocations are not expected to materially differ from the final allocations. The final allocations will include costs relating to identified intangible assets, principally, trade names and trademarks which will be amortized over a forty-year period. The excess of cost over the fair value of net assets acquired represents goodwill which is being amortized on a straight-line basis over its estimated useful life of forty years. The condensed consolidated statements of operations include the operating results of Manischewitz since its date of acquisition.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)


NOTE A - Basis of Presentation (continued)

The pro forma consolidated historical results, as if the Manischewitz business had been acquired at the beginning of each of the periods presented are as follows (in thousands):

                                   Nine Months Ended                         Nine Months Ended
                                   December 31, 1998                         December 31, 1997
                             ------------------------------            ------------------------------
                              R.A.B.               R.A.B.               R.A.B.               R.A.B.
                             Holdings           Enterprises            Holdings           Enterprises
                             --------           -----------            --------           -----------
Revenues                    $362,614             $362,614              $ 385,356            $ 385,356

Net loss                    $(15,704)            $ (9,492)             $  (7,674)           $  (3,131)

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of December 31, 1998, and the results of operations and cash flows for the periods ended December 31, 1998 and 1997.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                 December 31,         March 31,
                                     1998               1998
                                 ------------         ---------
              Raw materials       $  1,603            $     -
              Finished goods        55,054              27,942
                                  --------            --------
                                  $ 56,657            $ 27,942
                                  ========            ========

NOTE C - Related Party Transactions

For the nine month periods ended December 31, 1998 and 1997, the Company paid $900,000 in each period to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Comprehensive Income

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes requirements for the reporting of comprehensive income (loss) and its components. The Company does not have any other comprehensive income (loss), as defined by SFAS No. 130; accordingly, there is no difference between the Company's net income (loss) and comprehensive income (loss).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended December 31, 1998 decreased $10.2 million or 7.5% to $126.0 million as compared to $136.2 million for the three month period ended December 31, 1997. Revenues for the nine month period ended December 31, 1998 increased $1.5 million or 0.4% to $360.4 million as compared to $358.9 million for the nine month period ended December 31, 1997. Revenues include Manischewitz sales of $9.9 million and $20.8 million and Millbrook's sales of $116.1 million and $339.6 million for the three and nine month periods ended December 31, 1998 as compared to Millbrook's sales of $136.2 million and $358.9 million for the three and nine month periods ended December 31, 1997.

Millbrook's decreased revenues for the three and nine month periods are primarily due to sales ($20.3 million) to a customer serviced in the prior periods as a result of a threatened strike of the customer's distribution operations, which sales were not replaced in the current three and nine month periods.

Manischewitz revenues decreased $2.2 million or 9.4% to $20.8 million since its acquisition on May 1, 1998 as compared to $23.0 million for the comparable pre-acquisition period. This decrease is principally comprised of sales related to Manischewitz's Chicago division which was sold in June 1997 ($0.7 million) and a slower sales rate during the first ninety days of Enterprises' ownership caused by distributor uncertainty resulting from the acquisition ($1.1 million). Due to Enterprises' ownership of Millbrook, distributors were initially very cautious about continuing to place product orders if we were intending to terminate their right to distribute Manischewitz products. Following management meetings with a number of distributors, revenues for the five months ended December 31, 1998 have generally been in line with the comparable pre-acquisition period.

Gross Profit. Gross profit for the three month period ended December 31, 1998 was $30.2 million as compared to $30.3 million for the three month period ended December 31, 1997, a decrease of 0.1%. Gross profit for the nine month period ended December 31, 1998 was $85.4 million as compared to $82.6 million for the nine month period ended December 31, 1997, an increase of 3.3%. As a percentage of revenues, the gross profit margin increased to 24.0% for the three month period ended December 31, 1998 as compared to 22.3% for the three month period ended December 31, 1997. As a percentage of revenues, the gross profit margin was 23.7% for the nine month period ended December 31, 1998 as compared to 23.0% for the nine month period ended December 31, 1997.

The comparable level of gross profit dollars for three month period and the increase in gross profit dollars for nine month period is primarily due to the following:

(i) the contribution of the gross profit on Manischewitz's sales since its acquisition ($3.6 million or 1.0% and $7.6 million or 0.8% for the three and nine month periods);

(ii) the lost margin on sales to a customer in response to a threatened strike of its distribution operations, which sales were not replaced ($4.2 million or 0.3% and 0.2% for the three and nine month periods);

(iii) the contribution of the gross profit on the growth in Millbrook's third-party service merchandising business ($0.8 million or 0.5% and $2.0 million or 0.4% for the three and nine month periods); and

(iv) the lost margin resulting from the heightened competitive pressures within the health and beauty care and general merchandise segments of our distribution business and the shift in sales mix from higher margin general merchandise to lower margin health and beauty care products ($1.8 million or (0.5%) for the nine month period).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses. Distribution and warehousing expenses for the three and nine month periods ended December 31, 1998 were $9.7 million and $28.2 million, as compared to $10.0 million and $28.1 million for the three and nine month periods ended December 31, 1997.

Selling, general and administrative expenses for the three and nine month periods ended December 31, 1998 were $19.1 million and $55.7 million, as compared to $16.9 million and $48.8 million for the three and nine month periods ended December 31, 1997. The $2.2 million increase for the three month period and the $6.9 million increase for the nine month period consists of the following:

(i) $2.4 million and $5.4 million from Manischewitz's operations for the three and nine month periods ended December 31, 1998; and

(ii) a $0.2 million (0.2%) decrease and $1.5 million (3.0%) increase from Millbrook's operations for the three and nine month periods ended December 31, 1998. The increase for the nine month period at Millbrook primarily relates to increased payroll and related costs associated with the growth in our third-party service merchandising business and increased selling expenses associated with the acquisition of new customers, including the proposal and product conversion process, which are expensed as incurred.

Amortization of excess of cost over fair value of net assets acquired was $0.6 million and $1.6 million for the three month and nine month periods ended December 31, 1998 as a result of the Manischewitz acquisition. There was no such amortization for the comparable pre-acquisition periods.

Interest Expense. Interest expense for the three and nine month periods ended December 31, 1998 was $5.4 million and $14.6 million (consisting of $1.4 million and $3.7 million for Holdings and $4.0 million and $10.9 million for Enterprises, respectively), as compared to $1.3 million and $3.9 million for Holdings and Enterprises for the three and nine month periods ended December 31, 1997. The increased interest expense is primarily attributable to the $168 million of Senior Notes which were sold in May 1998 to fund the acquisition of Manischewitz, resulting in higher average debt outstanding at higher average interest rates.

Taxes. The benefit for income taxes for the three and nine month periods ended December 31, 1998 was $0.1 million and $2.9 million for Holdings and Enterprises, as compared to a provision of $0.9 million for Holdings and Enterprises for the three and nine month periods ended December 31, 1997. The increase of $1.0 million and $3.8 million for Holdings principally relates to the results of operations. However, the income tax benefit for each of Holdings and Enterprises for the nine month period ended December 31, 1998 was limited due to the establishment of valuation allowances ($2.5 million and $1.0 million, respectively), since as a result of the cumulative additional net interest expense, management was unable to conclude that deferred tax benefits would be realized.

Net Loss. As a result of the foregoing, the net loss for the three and nine month periods ended December 31, 1998 was $4.6 million and $11.9 million for Holdings and $3.1 million and $8.2 million for Enterprises, respectively as compared to net income of $1.2 million and $1.0 million for the three and nine month periods ended December 31, 1997 for Holdings and Enterprises.

Impact of New Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued in June 1997 and is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the manner in which operating segments of public reporting entities are presented in interim and annual financial statements. Holdings and Enterprises believe its current reporting systems will enable it to comply with the requirements of SFAS No. 131.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of New Accounting Pronouncements (continued). SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued in February, 1998 and is effective for periods beginning after December 15, 1997. The Company will adopt SFAS No. 132, effective for its 1999 fiscal year-end.

The aforementioned recently issued accounting pronouncements establish standards for disclosures only and therefore will have no impact our financial position or results of operations.

SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt SFAS No. 133, effective for our 2001 fiscal year-end. We have not yet determined the impact SFAS No. 133 will have on our financial position or results of operations when such statement is adopted.

Exchange Offer. On October 28, 1998, the Company filed the Registration Statement relating to among other things, an offer to exchange (the "Exchange Offer") up to $120 million in aggregate principal amount of 10-1/2% Senior Notes due 2005 and up to $48 million in aggregate principal amount of 13% Senior Notes due 2008. The Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 1999 and the Exchange Offer was completed on March 22, 1999.

Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended December 31, 1998, excluding non-cash charges for depreciation, amortization and deferred income taxes, utilized cash of $6.9 million for Holdings and $3.4 million for Enterprises as compared to providing cash of $4.8 million for each of Holdings and Enterprises, for the nine months ended December 31, 1997. During the nine months ended December 31, 1998 and 1997, other changes in assets and liabilities resulting from operating activities provided cash of $4.6 million for Holdings and $1.2 million for Enterprises and $20.7 million for Holdings and $21.5 million for Enterprises, respectively, resulting in net cash used in operating activities of $2.3 million for Holdings and $2.2 million for Enterprises and net cash provided by operating activities of $25.5 million for Holdings and $26.3 million for Enterprises, respectively. Investing activities, which principally consisted of the acquisition of Manischewitz in the 1998 period and the acquisitions of property and equipment, resulted in a use of cash of $128.7 million and $1.9 million for each of Holdings and Enterprises, respectively, for the nine month periods ended December 31, 1998 and 1997. During the nine month period ended December 31, 1998, financing activities, which principally consisted of the sale of $168.0 million of senior notes, offset by debt issuance costs of $6.0 million, the funding of a $17.0 million interest escrow account and the repayment of borrowings under the Credit Agreement of $14.5 million in 1998, provided cash of $130.7 million for Holdings and $130.5 million for Enterprises. During the nine month period ended December 31, 1997, financing activities used cash of $23.6 million for repayment of borrowings under the Credit Agreement.

Year 2000

We utilize computer technologies throughout our business to effectively carry out day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities and equipment. Similar to most companies, as the year 2000 approaches we must determine if our systems are capable of properly recognizing and processing date sensitive information. We are using a multiphased concurrent approach to address the year 2000 project,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Year 2000 (Continued)

which include the awareness, assessment, remediation, validation and implementation phases. We have completed the awareness and assessment phases of the project and are significantly involved in the remediation phase. We are actively correcting and replacing those systems which are not year 2000 ready to ensure our ability to continue to meet the internal needs of our organization and the needs of our suppliers and customers. We currently intend to substantially complete the remediation, validation and implementation phases of the year 2000 project by June 30, 1999. This process includes the testing of critical systems to ensure that the year 2000 readiness has been accomplished. We currently believe we will be able to modify, replace or mitigate the affected systems in time to avoid any material detrimental impact on operations.

We estimate that the aggregate costs of the year 2000 project will be approximately $1.25 million, including costs already incurred of approximately $600,000 through December 31, 1998. The anticipated impact and costs of the project, as well as the date on which we expect to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results may differ materially from those plans. Based upon our current estimates and information currently available, we do not anticipate that the costs associated with this project will have a material adverse effect on our consolidated financial position, results of operations or cash flows in future periods.

We have contacted our significant suppliers, customers, and critical business partners to determine the extent to which we may be vulnerable if these third parties fail to remediate properly their own year 2000 issues. As the year 2000 approaches we have taken steps to monitor the progress made by these third parties and intend to test critical system interfaces. We will develop appropriate contingency plans if a significant exposure is identified relative to dependencies on third parties systems. While we are not aware presently of any such significant exposure, there can be no guarantee that the systems of third parties will be converted in a timely manner. Since we rely on certain other companies, a failure of these other companies to properly convert its systems could have a material adverse effect on us.

                                   ----------

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, which reflect management's current views with respect to future events and financial performance. These forward-looking statements are based on many assumptions and other factors. Any changes in such assumptions or factors could produce significantly different results.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

        a.   Exhibits

             27.1 Financial Data Schedule for R.A.B. Holdings, Inc. for the nine months ended December 31, 1998.

             27.2 Financial Data Schedule for R.A.B. Enterprises, Inc. for the nine months ended December 31, 1998.

        b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          R.A.B. HOLDINGS, INC.

March 24, 1999                            /s/ Richard A. Bernstein
                                          ------------------------
                                          Richard A. Bernstein
                                          Chairman


March 24, 1999                            /s/ Steven M. Grossman
                                          ------------------------
                                          Steven M. Grossman
                                          Chief Financial Officer


                                          R.A.B. ENTERPRISES, INC.


March 24, 1999                            /s/ Richard A. Bernstein
                                          ------------------------
                                          Richard A. Bernstein
                                          Chairman

March 24, 1999                            /s/ Steven M. Grossman
                                          ------------------------
                                          Steven M. Grossman
                                          Chief Financial Officer