Form 10-K405
period 1999-03-31
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 1999-06-25
CIK 1067702, 1067700

================================================================================
                             FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

(Mark One)


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                 ---------------       ---------------

                        Commission file number 333-66221
                                               ---------

                 R.A.B. HOLDINGS, INC.                                               R.A.B. ENTERPRISES, INC.
------------------------------------------------------               ------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
------------------------------------------------------               ------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
------------------------------------------------------               ------------------------------------------------------
            (I.R.S. Employer identification no.)                               (I.R.S. Employer identification no.)

444 Madison Avenue, New York, New York                                                       10022
------------------------------------------------------               ------------------------------------------------------
(Address of principal executive offices)                                                   (Zip Code)

Registrants' telephone number, including area code (212) 688-4500
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X    No
                             ----      ----
         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                               INDEX

                                                                                                            Page
                                                                                                            ----
PART I

Item 1.        Business..................................................................................     1
                      (a) General Development of Business................................................     1
                      (b) Financial Information about Industry Segments..................................     1
                      (c) Narrative Description of Business..............................................     1
                      (d) Other Matters..................................................................     8
                      (e) Financial Information about Foreign and Domestic Operations....................     8

Item 2.        Properties................................................................................     9

Item 3.        Legal Proceedings.........................................................................     9

Item 4.        Submission of Matters to a Vote of Security Holders.......................................     9

PART II

Item 5.        Market for Registrants' Common Equity and Related Stockholder Matters.....................    10

Item 6.        Selected Financial Data...................................................................    10

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.....    10

Item 7a.       Quantitative and Qualitative Disclosures about Market Risk................................    17

Item 8.        Financial Statements and Supplementary Data...............................................    17

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    17

PART III

Item 10.       Directors and Executive Officers of the Registrants.......................................    18

Item 11.       Executive Compensation....................................................................    20

Item 12.       Security Ownership of Certain Beneficial Owners and Management............................    22

Item 13.       Certain Relationships and Related Transactions............................................    23

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................    26

                              PART I

Item 1.  Business

         (a) General Development of Business

         On May 6, 1996, R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), was formed to build a fully integrated specialty food business by acquiring food manufacturers with strong brand names and integrating their products with a strong distribution network. On March 31, 1997, Holdings acquired Millbrook Distribution Services Inc., a Delaware corporation ("Millbrook"), which is one of the nation's largest value-added full service independent distributors of specialty foods, health and beauty care products and general merchandise. On January 26, 1998, Holdings formed a wholly-owned subsidiary, R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises"). On May 1, 1998, Enterprises acquired The B. Manischewitz Company, LLC, a Delaware limited liability company ("Manischewitz"). Manischewitz is among the nation's leading manufacturers of processed kosher food products including matzos, noodles, crackers, cake mixes, cookies, soups and processed fish products.

         Concurrent with the Manischewitz acquisition, Holdings contributed its wholly-owned subsidiary Millbrook to Enterprises. The contribution was accounted for as an "as if" pooling of interests. Prior to the acquisitions of Millbrook and Manischewitz, Holdings and Enterprises had no operations.

         (b) Financial Information about Industry Segments

         Industry segment information with respect to the operations of Holdings and Enterprises is included in Note 14 to the Consolidated Financial Statements of Holdings and Enterprises for the years ended March 31, 1999 and 1998 included in Item 8 herein.

         (c) Narrative Description of Business

Millbrook Distribution Services Inc.

         The Industry. Distributors provide valuable services to both manufacturers and retailers. Manufacturers benefit from distributors' broad geographic coverage, efficient order processing and inventory management. Distributors provide retailers access to broad product lines, the ability to place small quantity orders and inventory management. Large distributors with broad geographic coverage and an extensive offering of items generally have a competitive advantage.

         Due to consolidations over the past several years, the number of manufacturers and retailers has decreased. Additionally, retailers have increasingly focused on reducing their supply chain costs and improving margins. As a result, we believe that manufacturers and retailers are increasingly dependent on distributors to provide a range of in-store retailing and merchandising functions previously performed by retail and/or manufacturer personnel. Distributors increasingly are participating in all stages of marketing for the products distributed, including category management, promotions, schematic design and display of products. To efficiently provide such services, technological innovation has become an essential element in the distribution industry. For smaller distributors, the costs of the required investments in technology can be prohibitive.

         Millbrook is one of only a few distributors that focuses specifically on the distribution of specialty foods, health and beauty care products and general merchandise. Specialty foods typically generate higher margins for retailers than those realized on other products sold in supermarkets. As a result, supermarkets are adding new specialty food items to their product offerings and aggressively promoting such items to capture these higher margins.

         Retailers are employing a number of marketing techniques to increase the sales of high margin specialty food items. Stores are using kiosks and free standing displays to attractively present the products to the consumer. In addition, retailers are beginning to segregate specialty foods into specific categories, such as ethnic foods, cookies and sauces. By utilizing a "store-within-a-store" approach for specialty food, the products receive prime shelf space within the store. Merchandising expertise is a key selection criteria for determining the retailer's choice of a specialty food distributor.

         The health and beauty care segment includes baby care, cosmetics, deodorants, first-aid, hair care, over-the-counter medications, toiletries and oral hygiene and skin care products. The general merchandise segment covers a wide variety of non-food products including housewares, pet supplies, stationery, baby needs, photo and cleaning supplies. Competition in both the health and beauty care and general merchandise categories has been intense due to the growth of mass merchandisers that have captured market share by offering larger assortments at "everyday low pricing." Despite losing market share, supermarkets have maintained a stable base of customers and are expected to continue to be a key outlet for health and beauty care products and general merchandise by expanding product variety and offering customers one-stop shopping.

         Products Distributed. Through its comprehensive product offerings, Millbrook distributes a wide variety of products to its customers.

         Specialty Foods. For the years ended March 31, 1999 and 1998, specialty food sales were approximately $141.1 million and $123.2 million and represented 30.3% and 26.2% of Millbrook's total revenues, respectively. Millbrook's specialty food segment consists of approximately 9,000 items including ethnic, gourmet, and natural foods and supplements. Millbrook offers ethnic foods such as kosher, Asian, Italian, Irish, Mexican, Greek and German products, and gourmet foods such as teas, coffees, spices, baking ingredients, condiments, candies, crackers, cookies, jams and jellies. Millbrook's natural food products and supplements include items such as grains, cereals, snacks, beverages, energy bars, baking ingredients, pasta and sauces.

         Millbrook views its specialty food segment as an opportunity for future growth. Due to the higher margins associated with specialty foods, supermarkets are expected to continue adding new specialty food items to their product offerings. To accommodate its retail customers' desire for a broader offering of specialty foods, Millbrook carries a wide variety of specialty food products. Management believes that Millbrook's product breadth, together with its merchandising expertise and advanced technology in supply chain management, will continue to enable its retail customers to capture the advantages of this growing product category.

         Health and Beauty Care. The health and beauty care segment has traditionally been Millbrook's largest segment in terms of sales. For the years ended March 31, 1999 and 1998, health and beauty care sales were approximately $234.2 million and $240.3 million and represented 50.4% and 51.1% of Millbrook's total revenues, respectively. Millbrook currently carries approximately 15,000 health and beauty care items, including a full line of national brands and private labels. Millbrook's private label health and beauty care products are offered under its ValuStar(Registered) brand, which represents less than 2% of Millbrook's total revenues.

         Health and beauty care product offerings have grown due to new product introductions and the growth in over-the-counter medications. This creates the need for retailers to maximize variety in minimal shelf space. In recent years supermarkets, Millbrook's primary customer base, have lost market share in health and beauty care products to mass merchandisers and drug stores. In response to this industry shift, Millbrook's strategy has been to expand its customer base to include companies such as Ames, Super Kmart and Bradlees. However, supermarkets have begun to recapture lost market share by increasing the shelf space allocated to health and beauty care items and expanding the variety of those items carried. Management believes that Millbrook's capabilities and extensive product selection make it qualified to serve both the growing mass merchandiser demand and meet the current expanding needs of the supermarket retailers for health and beauty care items.

         General Merchandise. Millbrook currently carries approximately 11,000 general merchandise items. For the years ended March 31, 1999 and 1998, general merchandise accounted for approximately $89.5 million and $106.7 million and represented 19.3% and 22.7% of Millbrook's total revenues, respectively. Although the traditional supermarket cannot afford to devote as much space to the general merchandise category as compared to the mass merchandisers, supermarkets have the advantage of more frequent customer traffic. This consumer traffic ensures that supermarkets will remain a key outlet for general merchandise. In addition, targeting certain departments such as pet, bath and stationery as destination categories adds to the importance of general merchandise in supermarkets.

         Retail Services. Millbrook traditionally has supplemented its product distribution with full supporting services such as schematic development, space management, new store installations, remodeling of existing stores, order writing, stocking, new item placement and development and management of promotions.

         Over time, gross profit margins for these services have eroded principally as a result of the retail phenomenon of "everyday low pricing." As a result, Millbrook has begun to "unbundle" each of the elements of the full-service program and use activity-based costing to charge the customer for each supporting service on a stand-alone basis. In addition, Millbrook has begun to offer these services without product distribution to other retail channels. This fundamental change in the packaging of the services Millbrook offers to its customers resulted in the formation of Millbrook Retail Solutions(Service Mark) as a separate group to focus solely on providing merchandising services.

         By using a predominantly part-time hourly workforce, management believes Millbrook Retail Solutions has cost advantages over manufacturers and retailers. Manufacturers and retailers are beginning to realize that the frequency of in-store merchandising is growing along with the associated costs. Consequently, outsourcing these functions to Millbrook Retail Solutions' experienced personnel, combined with Millbrook's established customer base and technology infrastructure, position Millbrook to compete effectively in the growing third-party service industry. In particular, management believes that Millbrook's advanced technology in planogramming and its category management capabilities enable it to provide service offerings that are not readily available from the competition.

         Customers. Millbrook's top ten customers, which collectively represented approximately 60% and 50% of its revenues during the years ended March 31, 1999 and 1998, respectively, have been customers for an average of 14 years. For the year ended March 31, 1999, supermarkets represented approximately 85% of revenues and mass merchandisers represented approximately 15% of revenues. From 1995 to 1999, revenues from mass merchandisers increased from less than 1% to approximately 15%. While Millbrook enjoys long-term relationships with most of its customers, consistent with industry practice, substantially all of Millbrook's customer supply agreements are on a month-to-month basis. Millbrook does have supply agreements with certain of its significant customers. None of these supply agreements is for a period of greater than three years.

         Suppliers. Millbrook purchases products from leading suppliers in each of its categories. For the year ended March 31, 1999, the five largest suppliers in each of Millbrook's three principal product categories were:

         (1) for specialty foods, World Finer Foods, BestFoods, T.J. Lipton, R.C. Bigelow and Christie Brown & Company;

         (2) for health and beauty care products, Procter & Gamble, Johnson & Johnson, Unilever HPC, Warner-Wellcome and Whitehall Laboratories; and

         (3) for general merchandise, Rubbermaid, Hartz Mountain Corp., Ecko Housewares, Mead, and General Electric Company.

         For the year ended March 31, 1999, the five largest suppliers represented (i) for specialty foods, 6% of total purchases; (ii) for health and beauty care products, 21% of total purchases; and (iii) for general merchandise, 4% of total purchases.

The B. Manischewitz Company, LLC

         The Industry. According to Progressive Grocer, the U.S. grocery industry has been characterized by relatively stable growth based on modest price and population increases, with total sales of approximately $449.0 billion in 1998 reflecting a compound annual growth rate of 3.0% for the five years ended 1998. According to Integrated Marketing Communications, Inc., kosher foods are one of the fastest growing categories of the specialty food segment and are characterized by a stable base of loyal consumers represented primarily by the Jewish population. According to Integrated Marketing Communications, Inc. and Packaged Facts, since 1992 sales of kosher foods have increased significantly among non-Jewish consumers due to heightened awareness of the quality of ingredients, rabbinical supervision and processing techniques used in manufacturing kosher foods, together with growing interest in healthier foods and the trend toward healthier lifestyles.

         Kosher foods are manufactured in accordance with Jewish dietary laws, which require strict adherence to quality and cleanliness standards. Achieving such standards requires specialized knowledge and the supervision of a designated kosher certification agency. Due to the production methods used, kosher products generally are considered to contain higher quality and healthier ingredients. According to Integrated Marketing Communications, Inc., approximately 40% of the overall kosher category is kosher for Passover products, which are prepared under even more stringent guidelines than other kosher products.

         Products. Manischewitz' core business consists of traditional products sold primarily to Jewish consumers. Manischewitz is a manufacturer of products normally consumed during certain Jewish holidays, primarily Passover, which occurs during the spring, and Rosh Hashanah, which occurs during the fall. Manischewitz believes that, among the Jewish population, approximately 100% recognize the Manischewitz brand name and 90% have tried one or more Manischewitz products. Manischewitz believes that, among the non-Jewish population, approximately 80% are familiar with the Manischewitz brand name and over 50% have tried one or more Manischewitz products.

         Manischewitz has built its brand awareness and consumer base by offering a broad assortment of products that can be consumed throughout the year, as well as expanding its product offerings to accommodate changing tastes and the popularity of various food items. Manischewitz' new product offerings include macaroons with "ice cream" flavors, rice pilafs, various soup mixes and snack items. Many of the new product offerings are intended to appeal to the mainstream population to expand the customer base for Manischewitz' product line.

         Manischewitz also licenses its name to other entities for use in the manufacture, distribution and sale of certain kosher products including wine and other food products. For the period ended March 31, 1999, licensing represented less than 2% of Manischewitz' total revenues.

         Baked Products. Baked products include daily matzo, Passover matzo, which is produced at more exacting standards dictated by religious tenets for Passover, and crackers. All of these products are baked at Manischewitz' Jersey City, New Jersey facilities. Matzo products in this category are sold under the Manischewitz, Horowitz Margareten and Goodman's brand names. Matzo sales generated approximately 25.1% of Manischewitz' total revenues in fiscal 1999. Manischewitz has a license agreement with Goodman's to use its name on matzo products and matzo-related products through 2003. In fiscal 1999, matzo products and matzo-related products sold under the Goodman's name represented less than 2% of Manischewitz' total revenues.

         Manufactured Products. Manufactured products consist of a variety of fish, soups, borscht and other processed foods. The principal product in this category is gefilte fish, a blended combination of whitefish, pike and carp manufactured at Manischewitz' Vineland, New Jersey facility. Gefilte fish constitutes the second largest product line for Manischewitz and accounted for approximately 13.5% of its total revenues in fiscal 1999.

         Co-Packed Products. Manischewitz markets a number of co-packed products, including cookies, confectionery products, noodles, pasta and dry soup mixes under the Manischewitz, Horowitz Margareten and Goodman's brand names. Manischewitz expects to continue to employ co-packers as a capital efficient means of bringing its new products to market.

         Marketing and Product Development. In fiscal 1999, spending on marketing and trade promotion represented approximately 7.4% of total revenues. This is an increase over previous years. However, as a percentage of revenues, management believes that marketing and trade promotion expenses have historically remained substantially below other food manufacturers. As part of its business strategy, management intends to significantly increase spending on advertising, marketing and promotion of Manischewitz' existing products and new product offerings.

         During the last few years, the Manischewitz product line has been expanded to strengthen and broaden its popular appeal. Packaging is being updated to better communicate good taste and high quality and enhance visibility on store shelves. Manischewitz has introduced no-fat and low-fat items to reinforce the positive health aspects of its products. Where appropriate, recipes have been improved and new flavors introduced. In addition, Manischewitz has introduced new products targeted at both Jewish and non-Jewish consumers and has begun to capitalize on the positive Manischewitz brand image among consumers.

         Distribution. Manischewitz principally sells its products to independent distributors operating throughout the U.S. and Canada. Two of its independent distributors represented approximately 34% of total revenues in fiscal 1999. Among its customer base, supermarkets represented approximately 90% of Manischewitz' fiscal 1999 total revenues and other customers represented approximately 10%. Management believes that Manischewitz' five largest supermarket customers are Kroger, Albertson's, Safeway, Shop Rite and Pathmark. In addition, Manischewitz has recently developed a marketing arrangement with Wal-Mart to carry Manischewitz' products in its supercenters and general merchandise stores.

         Management estimates that its products are sold in a majority of the supermarkets throughout the U.S. Due to their importance to Jewish consumers Manischewitz products are "must carry" items for many supermarkets in the U.S. Management continues to seek to obtain shelf space sections from supermarkets other than in the kosher aisle. The ability to display Manischewitz' products in the non-kosher supermarket aisles for products such as cookies, crackers, noodles and sauces will enhance awareness of Manischewitz products, particularly among non-Jewish consumers. To support these efforts, management intends to increase promotional and advertising expenditures to enhance product presence and increase sales.

Raw Materials

         Manischewitz utilizes a variety of basic raw materials in the manufacture of its matzo and matzo-related products, principally flour. Manischewitz also utilizes significant quantities of various fish in the manufacture of its gefilte fish. Supplies of these ingredients are readily available from a number of sources and are purchased based on price.

Competition

Millbrook Distribution Services Inc.

         Specialty Foods. The competition in the specialty foods segment is fragmented among over 200 distributors, most of which are small and geographically limited. Millbrook is able to compete effectively in the specialty foods segment based on its breadth of products and its logistics capabilities. Its "piece pick" capability gives Millbrook's retailers product variety without the inventory investment in slower-moving, high margin specialty food products. Unlike most other specialty food distributors, Millbrook offers a single source of supply for specialty foods, health and beauty care products and general merchandise. This generates transportation and distribution efficiencies for Millbrook. Millbrook's principal competitors in this segment are Haddon House, Hagemeyer and Gourmet Awards.

         Health and Beauty Care. Supermarkets historically have placed health and beauty care products wherever shelf space was available. As supermarkets do not have the available shelf space to compete with the breadth of health and beauty care items carried by mass merchandisers, they have become reliant on delivery and inventory techniques that maximize product variety. Management is of the opinion that Millbrook's "piece pick" capability and breadth of health and beauty care product assortment allows its supermarket customers to effectively compete with mass merchandisers in this product category. Millbrook's principal competitors in this segment are SuperValu, Fleming and Associated Wholesale Grocers.

         General Merchandise. Supermarkets are refocusing their efforts to carry general merchandise specifically matched to their customer profiles and rethinking the manner in which they allocate shelf space to general merchandise. Management believes product competition in selection and promotion at the retail level favors distributors such as Millbrook. Millbrook's buying power results in a large assortment of general merchandise that is continually tailored to meet its customers' and the consumers' needs. Through Millbrook's "piece pick" capability, this assortment is available to the retailers with a lower inventory investment and space allocation. Millbrook's principal competitors in this segment are SuperValu, Fleming and Associated Wholesale Grocers.

         Retail Services. The retail services industry is competitive and is predominantly comprised of a large number of small organizations that are either retailer, channel or region specific. In the opinion of management, there are approximately 120 retail service companies competing with Millbrook Retail Solutions(Service Mark). Management believes that its principal competitors in this segment include PIA Merchandising, PIMMS, Powerforce and SPAR. The principal competitive factors within the industry include:

         (a)  breadth and quality of client services;
         (b)  price;
         (c) the ability to execute specific client priorities rapidly and consistently over a wide geographical region; and
         (d)  technological capability.

         The combination of the quality of Millbrook Retail Solutions' client services and Millbrook's breadth of expertise, including its retail-oriented technology, experience at store level and logistics capabilities is unique in the industry.

The B. Manischewitz Company, LLC

         Manischewitz competes within a small group of branded kosher manufacturers. In the matzo category, all of the domestic producers have been in the industry for over 80 years. Manischewitz' brand names, the complexities of complying with kosher manufacturing requirements and the relatively modest size of the market have all contributed to the stability of the competitive environment faced by Manischewitz. Management's business strategy includes promoting and marketing Manischewitz products in the non-kosher aisles of supermarkets. However, outside the kosher aisle, Manischewitz products will compete with the products of a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines as well as substantially greater financial and other resources available to them.

         Manischewitz' primary competitor in the production and distribution of matzo is Streit's, a New York based family-owned regional marketer. Within the gefilte fish market, Manischewitz competes with Rokeach and its related brands, including Mothers, Old Vienna and Mrs. Adlers.

         Management believes that Manischewitz' loyal customer base and name recognition make the brand less vulnerable to competition with respect to its core products.

Trademarks

         Manischewitz owns a number of registered trademarks in the U.S., Canada, Europe, Israel, South Africa and South America. The registered trademarks in the U.S. include Manischewitz(Registered), Horowitz Margareten(Registered), Onion Tams(Registered), Passover Pantry(Registered), Tam Tam(Registered), Vege-Matzo(Registered), Wheat Tams(Registered), Design Star of David(Registered), Star of David & Lion Design(Registered), Fishlets(Registered), Design of Star, Lion & Scroll(Registered), Deborah Ross & Design(Registered), Bakit(Registered), Garlic Tam(Registered) and Horowitz Margareten & Design(Registered). Manischewitz has granted exclusive licenses to others for the manufacture and sale of wine, vinegar and certain flavored juice products, seltzer and other food products. Such licenses are limited in scope to certain territories and entitle Manischewitz to royalties based on the net sales or revenues of the licensed products sold. Management is not aware of any facts that would have a material adverse impact on the continued use of any of its trademarks and trade names.

         (d) Other Matters

Employees

         As of March 31, 1999, Holdings and Enterprises had a total of 1,900 full-time employees, 220 part-time employees and the ability to draw upon 800 part-time service merchandisers nationwide.

         Manischewitz has approximately 170 unionized workers. Most of the unionized workers at Manischewitz are represented under a contract with Bakery, Confectionery and Tobacco Workers International Union (AFL-CIO, Local 3), which was ratified in October 1997 and which will expire in September 2000. Millbrook has approximately 30 unionized workers. The unionized workers at Millbrook are represented under a contract with Truck Drivers Union, Local No. 170, which was ratified in March 1999 and which will expire in March 2003.

         Management believes that Manischewitz' and Millbrook's relations with their employees and the unions representing certain groups of employees are generally good.

         (e) Financial Information about Foreign and Domestic Operations

         Millbrook provides distribution services to retail locations in 40 states throughout the United States, primarily east of the Rocky Mountains. Manischewitz' products are primarily sold through distributors throughout the United States. Revenues generated by sales to distributors primarily in Canada, Europe and the Middle East accounted for less than 2% of Manischewitz' revenues in fiscal 1999.

Item 2. Properties

         Facilities. Millbrook's corporate headquarters are located in Leicester, Massachusetts, where management and administrative functions are performed. Millbrook currently uses five distribution centers:


                                                                                                                    Lease
                                                                                                 Approximate     Expiration
Property                                                Location              Own or Lease     Square Footage       Date
--------                                                --------              ------------     --------------       ----
National Support Center/Distribution Center.........    Harrison, AR               Own           1,200,000           --
Corporate Headquarters/Distribution Center..........    Leicester, MA             Lease            340,000         11/30/06
Distribution Center.................................    Worcester, MA             Lease            220,000         08/31/02
Distribution Center.................................    Ozark, AL                  Own             210,000           --
Distribution Center.................................    Greenville, NC            Lease            110,000         03/31/04

         In addition, Millbrook uses 117 transfer depots located in 33 states.

         Millbrook owns or leases its fleet of approximately 100 tractors, 250 trailers and 275 vans.

         Manischewitz' corporate headquarters are located in Jersey City, New Jersey, where management and administrative functions are performed. Manischewitz occupies the following properties, all of which are used in connection with its food business:

                                                                                                                    Lease
                                                                                                 Approximate     Expiration
Property                                                Location              Own or Lease     Square Footage       Date
--------                                                --------              ------------     --------------       ----
Bakery..............................................    Jersey City, NJ            Own              86,000           --
Manufacturing facility..............................    Vineland, NJ               Own              67,700           --
Warehouse...........................................    Jersey City, NJ           Lease             43,500        08/31/00
Office..............................................    Jersey City, NJ           Lease              9,600        08/31/00

         The Jersey City, New Jersey bakery operates on a two-shift basis during four months of the year and a three-shift basis during seven months of the year. Each shift consists of eight hours. The plant, which has computerized production equipment, is shut down for the month of July for maintenance and to prepare the plant to meet the kosher requirements for Passover production.

         The Vineland, New Jersey manufacturing and warehousing facility is located on a five-acre site. It has the capacity to produce 11,000 pounds of processed fish per shift. The facility operates on a single shift basis throughout the year, with its primary maintenance period in April.

Item 3. Legal Proceedings

         Holdings and Enterprises are subject to litigation in the ordinary course of business. Neither Holdings nor Enterprises is a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on their consolidated financial condition or consolidated future results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                              PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

         None.

Item 6. Selected Financial Data

         The selected consolidated financial data of Holdings and Enterprises presented below as of March 31, 1999 and 1998 and for each of the years in the two year period ended March 31, 1999 were derived from the audited consolidated financial statements of Holdings and Enterprises (the "Consolidated Financial Statements") set forth herein and the audited statement of operations data for the year ended March 31, 1997 was derived from the financial statement of Millbrook set forth herein. In addition, the selected consolidated financial data presented below as of March 31, 1996 and for each of the years in the two year period ended March 31, 1996 and the balance sheet data as of March 31, 1997 were derived from the financial statements of the predecessor, a wholly-owned subsidiary of McKesson Corporation ("McKesson") which are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


                                                Predecessor                      Holdings                Enterprises
                                    ------------------------------------  ------------------------ ------------------------
For the years ended March 31,          1995        1996        1997          1998         1999        1998        1999
-----------------------------          ----        ----        ----          ----         ----        ----        ----
                                          (Dollars in Thousands)                       (Dollars in Thousands)

Statement of Operations Data:
Revenues............................  $648,149   $ 563,099   $  476,175    $  470,201   $ 510,563   $ 470,201   $  510,563
Gross profit........................   162,927     132,701      111,413       110,039     125,027     110,039      125,027
Operating expenses..................   139,528     119,090      104,038       102,664     115,103     102,656      115,103
Operating income....................    23,399      13,611        7,375         7,375       9,924       7,383        9,924
Interest expense, net...............     2,806       4,708        3,843         5,079      20,020       5,079       14,949
Non-operating income, other.........        19       1,600           69
Provision (benefit) for income taxes     8,327       4,334        1,660         1,122      (3,174)      1,122       (1,399)
Net income (loss)...................    12,285       6,169        1,941         1,174      (6,922)      1,182       (3,626)
Balance Sheet Data:
Working capital.....................  $ 41,092   $  46,540   $   36,535    $   30,798   $  51,288   $  30,796   $   46,382
Property, plant and equipment, net..    17,294      16,313       15,017        23,395      38,467      23,395       38,467
Total assets........................   132,147     113,026      102,731       108,772     296,943     108,875      278,789
Total debt..........................                                           38,110     184,049      38,110      136,049

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of Holdings' and Enterprises' financial condition and results of operations should be read in conjunction with the financial information included in their Consolidated Financial Statements.

Overview

         Holdings was formed in 1996 to build a fully integrated specialty food business by acquiring food manufacturers with strong brand names and integrating their products with a strong distribution network. On March 31, 1997, Holdings acquired Millbrook. On May 1, 1998, Enterprises, a wholly-owned subsidiary of Holdings, acquired Manischewitz. The results of operations of Manischewitz are included in the consolidated results of operations since its date of acquisition. Concurrent with the Manischewitz acquisition, Holdings contributed Millbrook to Enterprises. This contribution was accounted for as an "as if" pooling of interests. Prior to its acquisition of Millbrook from McKesson, Holdings had no operations. Enterprises, which was formed in 1998 to acquire Manischewitz, had no operations prior to that acquisition.

General

         Holdings' and Enterprises' operating subsidiaries are Millbrook and Manischewitz. Operating costs and expenses consist of cost of sales, distribution and warehousing and selling, general and administrative expenses. Cost of sales includes the cost of products manufactured and purchased by Manischewitz, including raw materials, products purchased under co-packing arrangements and manufacturing payroll and related employee benefit costs, and the cost of products distributed by Millbrook. Distribution and warehousing expenses include payroll and related employee benefit costs of Millbrook's distribution operation and transportation costs. Selling, general and administrative expenses include payroll and related employee benefit costs of Millbrook's and Manischewitz' various sales organizations and other general and administrative functions.

Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998

         Revenues. Revenues for the year ended March 31, 1999 increased $40.4 million or 8.6% to $510.6 million as compared to $470.2 million for the year ended March 31, 1998. Revenues include Manischewitz sales of $48.8 million and Millbrook's sales of $464.8 million for the year ended March 31, 1999 as compared to Millbrook's sales of $470.2 million for the year ended March 31, 1998. Intersegment sales, which are eliminated in consolidation, were $3.0 million for the year ended March 31, 1999.

         Millbrook's revenues decreased $5.4 million or 1.2% as compared to the prior year. This decrease is principally due to the addition of new customers and growth of existing customers ($15.9 million) being more than offset by sales ($21.3 million) to a customer serviced in fiscal 1998 as a result of a threatened strike of the customer's distribution operations, which were not replaced in fiscal 1999.

         Manischewitz revenues decreased $2.1 million or 4.2% to $48.8 million since its acquisition on May 1, 1998 as compared to $50.9 million for the comparable pre-acquisition period. This decrease is principally comprised of sales related to Manischewitz's Chicago division which was sold in June 1997 ($0.7 million) and a slower sales rate during the first ninety days of Enterprises' ownership caused by distributor uncertainty resulting from the acquisition ($1.1 million). Due to Enterprises' ownership of Millbrook, distributors were initially very cautious about continuing to place product orders out of concern that Enterprises intended to terminate their right to distribute Manischewitz products. Following management meetings with a number of distributors, revenues for the eight months ended March 31, 1999 have generally been in line with the comparable pre-acquisition period.

         Gross Profit. Gross profit for the year ended March 31, 1999 was $125.0 million as compared to $110.0 million for the year ended March 31, 1998, an increase of $15.0 million or 13.6%. As a percentage of revenues, the gross profit margin was 24.5% for the year ended March 31, 1999 as compared to 23.4% for the year ended March 31, 1998.

         The increase in gross profit dollars and its impact on gross profit margin is primarily due to the following:

         (i) the contribution of the gross profit on Manischewitz' sales since its acquisition ($19.2 million or 1.5%); and

         (ii) the contribution of the gross profit on the growth in Millbrook's third-party service merchandising business ($2.1 million or 0.3%); offset by

         (iii) the lost margin on sales to a customer as a result of a threatened strike of its distribution operations, which sales were not replaced ($5.2 million or 0.0%); and

         (iv) the lost margin resulting from the heightened competitive pressures within the health and beauty care and general merchandise segments of our distribution business and the shift in sales mix from higher margin general merchandise to lower margin health and beauty care products ($0.4 million or (0.8%)).

         Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 1999 were $38.1 million as compared to $37.3 million for the year ended March 31, 1998.

         Selling, general and administrative expenses for the year ended March 31, 1999 were $74.2 million as compared to $65.3 million for the year ended March 31, 1998. The $8.9 million increase as compared to the prior year consisted of the following:

         (i) $8.2 million from Manischewitz' operations for the year ended March 31, 1999; and

         (ii) a $0.7 million (1.1%) increase from Millbrook's operations for the year ended March 31, 1999. The increase at Millbrook primarily relates to increased payroll and related costs associated with the growth in our third-party service merchandising business partially offset by reductions in various other selling, general and administrative costs.

         Amortization of intangibles was $2.8 million for the year ended March 31, 1999 as a result of the Manischewitz acquisition. There was no such amortization for the comparable pre-acquisition period.

         Interest Expense. Interest expense for the year ended March 31, 1999 was $20.0 million (consisting of $5.1 million for Holdings and $14.9 million for Enterprises, respectively) as compared to $5.1 million for Holdings and Enterprises for the year ended March 31, 1998. The increased interest expense is primarily attributable to the $168 million of senior notes which were sold in May 1998 to fund the acquisition of Manischewitz, resulting in higher average debt outstanding at higher average interest rates. The average interest rate on Holdings' and Enterprises' debt outstanding during the year ended March 31, 1999 was 11.7% and 11.1%, respectively.

         Taxes. The benefit for income taxes for the year ended March 31, 1999 was $3.2 million and $1.4 million for Holdings and Enterprises, respectively, as compared to a provision of $1.1 million for Holdings and Enterprises for the year ended March 31, 1998. The change of $4.3 million and $2.5 million for Holdings and Enterprises, respectively, principally relates to the results of operations.

         Net Loss. As a result of the foregoing, the net loss for the year ended March 31, 1999 was $6.9 million and $3.6 million for Holdings and Enterprises, respectively, as compared to net income of $1.2 million for Holdings and Enterprises for the year ended March 31, 1998.

Predecessor Results of Operations

         As a wholly-owned subsidiary of McKesson, Millbrook was provided certain corporate and general and administrative services, including, among other things, treasury, certain financial reporting, data processing and legal services. Accordingly, the historical operations of Millbrook included an allocation of expenses for such services. Additionally, because McKesson managed cash and financing requirements centrally, interest expense and borrowing requirements were based on the then existing capital structure. Millbrook's financial position and results of operations may differ from results that may have been achieved had Millbrook operated as an independent entity. Furthermore, the historical operations of Millbrook do not reflect purchase accounting adjustments or interest associated with debt incurred to finance the acquisition of Millbrook by Holdings on March 31, 1997. Therefore, the results of Millbrook's operations subsequent to its acquisition by Holdings are not comparable to those of Millbrook prior to its acquisition.

Year Ended March 31, 1998 Compared to the Year Ended March 31, 1997
(predecessor)

         Revenues. Revenues for the year ended March 31, 1998 decreased $6.0 million or 1.2% to $470.2 million as compared to $476.2 million for the year ended March 31, 1997. The decrease resulted from certain customer losses. These losses were offset partially by the addition of new customers.

         Gross Profit. Gross profit for the year ended March 31, 1998 was $110.0 million as compared to $111.4 million for the year ended March 31, 1997, a decrease of 1.2%. As a percentage of revenues, the gross profit margin was 23.4% for the years ended March 31, 1998 and 1997. The gross profit margin was consistent with the prior year as the decline in general merchandise gross profit dollars was offset by increased specialty food gross profit dollars.

         Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 1998 were $37.3 million as compared to $38.2 million for the year ended March 31, 1997, a decrease of 2.2%. Selling expenses for the year ended March 31, 1998 were $43.8 million as compared to $45.3 million for the year ended March 31, 1997, a decrease of 3.3%. General and administrative expenses for the year ended March 31, 1998 were $21.6 million. These decreases principally resulted from operating efficiencies realized subsequent to the Millbrook acquisition.

         General and administrative expenses for the year ended March 31, 1997 included the allocation of expenses from Millbrook's former parent, McKesson. These expenses included, among other things, the cost of providing treasury, certain financial reporting, data processing and legal services. The cost of these services was comprised of the following: (i) the number of hours incurred at the applicable pay rate; (ii) data processing time utilized at the applicable rate; and (iii) out-of-pocket expenses, related to the services provided. In the opinion of management, this methodology provided a reasonable basis for such allocation.

         Interest Expense. The interest expense of $5.1 million for the year ended March 31, 1998 principally relates to amounts borrowed under the credit agreement for Millbrook's operating needs and to finance Holdings' acquisition of Millbrook. The average interest rate on debt outstanding during the year ended March 31, 1998 was 9.6%.

         General, Administrative and Interest Expenses. As a result of the acquisition of Millbrook by Holdings, general and administrative expenses and interest expense for the year ended March 31, 1998 are not comparable to such expenses incurred for the year ended March 31, 1997.

         Taxes. The provision for income taxes was $1.1 million for the year ended March 31, 1998, representing an effective rate of 48.8%. The effective income tax rate was significantly higher than the Federal statutory rate due to state income taxes and the impact of other items, principally the disallowance of meals and entertainment expenses in relation to pre-tax income.

         Net Income. As a result of the revenues, expenses, and other items described above, Holdings and Enterprises had net income of $1.2 million for the year ended March 31, 1998.

Financial Condition, Liquidity and Capital Resources

         Operations for the year ended March 31, 1999, excluding non-cash charges for depreciation, amortization and deferred income taxes, provided cash of $0.5 million for Holdings and $5.3 million for Enterprises as compared to providing cash of $5.5 million for each of Holdings and Enterprises, for the year ended March 31, 1998. During the years ended March 31, 1999 and 1998, other changes in assets and liabilities resulting from operating activities provided cash of $2.5 million for Holdings and $0.9 million for Enterprises and $20.4 million for Holdings and $21.1 million for Enterprises, respectively, resulting in net cash provided by operating activities of $3.0 million for Holdings and $6.2 million for Enterprises and $25.9 million for Holdings and $26.6 million for Enterprises, respectively. Investing activities, which principally consisted of the acquisition of Manischewitz in the fiscal 1999 period and the acquisitions of plant and equipment, resulted in a use of cash of $129.3 million and $2.2 million for Holdings and Enterprises for the years ended March 31, 1999 and 1998, respectively. During the year ended March 31, 1999, financing activities, which principally consisted of the sale of $168.0 million of senior notes, offset by debt issuance costs of $6.5 million, the funding of Holdings' $17.0 million interest escrow account and the repayment of borrowings under the existing credit agreement of $22.0 million in fiscal 1999, provided cash of $125.8 million for Holdings and $122.6 million for Enterprises. During the year ended March 31, 1998, financing activities used cash of $23.7 million for repayment of borrowings under the credit agreement.

         At March 31, 1999, outstanding borrowings under the credit agreement were $16.0 million, consisting of $7.7 million of revolving credit loans and an amortizing term loan of $8.3 million. Under the terms of the credit agreement, substantially all of Millbrook's assets and the accounts receivable and inventory of Manischewitz are pledged to provide collateral for borrowings and Enterprises is restricted from making distributions to Holdings to pay dividends. At March 31, 1999, Millbrook and Manischewitz had approximately $2.1 million of cash and approximately $81.0 million of available borrowing capacity under the credit agreement. In addition, there were $2.0 million of cumulative unpaid dividends on Holdings' series A preferred stock.

         Following March 31, 1999, the stockholders of Holdings purchased $3.0 million of additional preferred stock to partially fund Holdings' repurchase of approximately $23.0 million of its outstanding 13% senior notes. The resulting gains from the early extinguishment of this debt and the repurchase by Enterprises of approximately $12.0 million of its outstanding 10.5% senior notes will be recorded in Holdings' and Enterprises' condensed consolidated financial statements for the fiscal quarter ending June 30, 1999. Enterprises' senior notes are fully and unconditionally guaranteed on a joint and several basis by Millbrook and Manischewitz.

         Holdings and Enterprises expect capital expenditure spending for the year ending March 31, 2000 to be approximately $6.5 million. Such expenditures include, among other things, leasehold improvements and the acquisition of computer equipment and software, manufacturing machinery and equipment. It is anticipated that these capital commitments for 2000 will be financed through working capital, operating leases and cash flow from operations.

         Interest payments on the senior notes and borrowings under the credit agreement represent significant obligations of Holdings, Enterprises and their subsidiaries. The primary source of liquidity of Holdings and Enterprises will be cash flows from operations of Millbrook and Manischewitz and borrowings under the credit agreement. Holdings and Enterprises believe that, based on current and anticipated financial performance, cash flows from operations, borrowings under the credit agreement and dividends and other distributions available from their respective subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments on the senior notes. Holdings and Enterprises are currently in compliance with the covenants contained in the credit agreement and the indentures and expect to be able to continue to comply. However, the capital requirements of Holdings and Enterprises may change. Each of Holdings and Enterprises believes that it has sufficient borrowing capacity and access to debt markets to pursue acquisition opportunities and fund extraordinary working capital requirements, if necessary. At March 31, 1999, Holdings and Enterprises had total outstanding indebtedness of $184.0 million and $136.0 million, respectively. The ability of Holdings and Enterprises to satisfy capital requirements, to borrow under the credit agreement and to repay or refinance the senior notes will depend on future financial performance of Holdings and Enterprises, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond Holdings' control.

Year 2000 Issue

         We utilize computer technologies throughout our business to effectively carry out day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities and equipment. Similar to most companies, as the year 2000 approaches we must determine if our systems are capable of properly recognizing and processing date sensitive information. We are using a multi-phased concurrent approach to address the year 2000 project, which includes the awareness, assessment, remediation, validation and implementation phases. We have completed the awareness and assessment phases of the project and are significantly involved in the remediation phase. We are actively correcting and replacing those systems which are not year 2000 ready to ensure our ability to continue to meet the internal needs of our organization and the needs of our suppliers and customers. We currently intend to substantially complete the remediation, validation and implementation phases of the year 2000 project before July 31, 1999. This process includes the testing of critical systems to ensure that year 2000 readiness has been accomplished. We currently believe we will be able to modify, replace or mitigate the affected systems in time to avoid any material detrimental impact on operations. If we determine that we may be unable to remediate and properly test affected systems on a timely basis, we intend to develop appropriate contingency plans that will sufficiently mitigate the risk of a year 2000 readiness problem. An interruption of our ability to conduct business due to a year 2000 readiness problem could have a material adverse effect.

         We estimate that the aggregate costs of the year 2000 project will be approximately $1.25 million, including costs already incurred of approximately $0.7 million through March 31, 1999. The anticipated impact and costs of the project, as well as the date on which we expect to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results may differ materially from those plans. Based upon our current estimates and information currently available, we do not anticipate that the costs associated with this project will have a material adverse effect on our consolidated financial position, results of operations or cash flows in future periods.

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

Effects of Inflation and Other Matters

         For the year ended March 31, 1999, Holdings' and Enterprises', cost of product remained relatively stable. To the extent possible, Holdings' and Enterprises' objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

         Holdings and Enterprises are not involved in any significant environmental matters.

         Impact of New Accounting Pronouncements - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. Recently, an exposure draft was issued which would delay the effective date one year. We will adopt SFAS No. 133 when it becomes effective. We have not yet determined the impact SFAS No. 133 will have on our financial position or results of operations when such statement is adopted.

Forward-Looking Statements

         The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Result of Operations" contains "forward-looking" statements. Additionally, written materials issued and oral statements made from time to time by Holdings and Enterprises may contain forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends" and other words of similar meaning. Execution of business and acquisition strategies, expansion of product lines and increase of distribution networks or product sales are areas, among others, whose future success may be difficult to predict. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections regarding the food and wholesale distribution industries. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of Holdings' and Enterprises' control.

         Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of Holdings' and Enterprises' products, the action of current and potential new competitors, changes in technology and economic conditions.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         Market risk represents the risk of loss that may impact the consolidated financial position, results of operations or cash flows of Holdings and Enterprises due principally to adverse conditions in commodity market prices and interest rate risk related to debt obligations outstanding. Holdings and Enterprises do not use financial instruments or derivatives for any trading or other speculative purposes.

         Holdings and Enterprises secure future commitments for certain commodities based upon historical and projected consumption such that reasonable possible near term changes in commodity prices would not result in a material effect on future earnings, fair values or cash flows of Holdings and Enterprises. Holdings and Enterprises manage interest rate risk through the strategic use of fixed and variable rate debt. The interest rate on up to $50 million of variable rate borrowings is capped by an interest rate protection agreement through April 2000.

Item 8. Financial Statements and Supplementary Data

         Refer to the Index to Financial Statements on page F-1 for the required information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrants

         The directors and executive officers of Holdings and Enterprises, and where indicated, the senior executive officer of each of Millbrook and Manischewitz is as set forth in the table below:

Name                           Age     Position
---------------------        -------   ----------------------------------------------------------------
Richard A. Bernstein*          52      Chairman, President, Chief Executive Officer and Director
Lewis J. Korman*               54      Vice Chairman and Director
Steven M. Grossman*            38      Executive Vice President, Chief Financial Officer, Treasurer and
                                       Director
James A. Cohen, Esq.*          53      Senior Vice President - Legal Affairs and Secretary and Director
                                       of Enterprises
Ira A. Gomberg*                55      Senior Vice President
Hal B. Weiss*                  42      Assistant Treasurer
Richard H. Hochman             53      Director of Holdings
Jenny Morgenthau               54      Director of Holdings
Michael A. Pietrangelo         57      Director of Holdings

* Titles of these individuals are the same for Holdings and Enterprises unless otherwise specified.

Senior executive officer of Millbrook:
         Robert A. Sigel       45      President and Chief Executive Officer of Millbrook and Director
                                       of Holdings

Senior executive officer of Manischewitz:
         Dennis M. Newnham     58      President and Chief Executive Officer of Manischewitz and
                                       Director of Holdings

         Richard A. Bernstein has served as Chairman, President and Chief Executive Officer of Holdings and Enterprises and as a director of Enterprises since its inception in March, 1998 and of Holdings since its inception in December, 1996. In addition to his positions with Holdings and Enterprises, Mr. Bernstein is a member of the Board of Directors and Chairman of Millbrook and is the Chairman and Manager of Manischewitz. Mr. Bernstein is Chairman and Manager of RABCO Luxury Holdings LLC, a New York limited liability company ("RABCO"), a diversified holding entity for luxury products, which has the exclusive right, through its subsidiary, Breguet LLC, to distribute Breguet(Registered) watches and time pieces in the United States, Canada, Mexico, Central and South
America, and throughout the Caribbean. Mr. Bernstein is also President of P&E Properties, Inc., a private commercial real estate ownership/management company of which Mr. Bernstein is the sole shareholder. Mr. Bernstein was the Chairman and Chief Executive Officer and a director of Western Publishing Group, Inc. from 1984 to May 1996.
Mr. Bernstein also served as Chairman of the Board and Chief Executive
Officer of RABCO Health Services, Inc. and General Medical Corporation, a medical and surgical supply distribution company, from April 1987 through August 1993, and Chairman and Chief Executive Officer of Harris Wholesale Company, a pharmaceutical and health and beauty care distribution company, from 1989 through May 1992. Mr. Bernstein devotes substantial time to other business and charitable activities.

         Lewis J. Korman has been Vice Chairman of Holdings and Enterprises since their inception and is a director of Holdings and Enterprises. Mr. Korman is also an advisor to a non-affiliated company engaged in the marketing and distribution of products designed to enhance wellness and beauty. He also serves as a consultant to companies in the motion picture industry. Mr. Korman also is involved in the structuring of entrepreneurial transactions in the entertainment industry. Prior to joining Holdings in January 1997, Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, Inc. from its founding in 1992 until its merger with Silver King Communications, Inc. in December 1996. Prior thereto, Mr. Korman was Senior Vice President and Chief Operating Officer of Columbia Pictures Entertainment, Inc. and Chairman of its Motion Picture Group until its sale to Sony Corporation at the end of 1989.

         Steven M. Grossman has been Executive Vice President, Chief Financial Officer and Treasurer and a director of Holdings and Enterprises since their inception. In addition to his positions with Enterprises and Holdings, Mr. Grossman is a member of the Board of Directors and Executive Vice President - Finance and Administration of Millbrook and is a member of the Board of Managers and the Executive Vice President, Chief Financial Officer and Treasurer of Manischewitz. Mr. Grossman is also Executive Vice President and Chief Financial Officer of RABCO and Breguet and Chief Financial Officer of P&E Properties, Inc. Mr. Grossman was Executive Vice President and Chief Financial Officer of Western Publishing Group, Inc. from June 1994 to May 1996 and Vice President - Financial Planning of Western Publishing Group, Inc. from July 1992 to June 1994 and of RABCO Health Services, Inc. from July 1992 to August 1993. Mr. Grossman is a certified public accountant licensed in New York.

         James A. Cohen, Esq. has been Senior Vice President - Legal Affairs and Secretary of Holdings and Enterprises since their inception and is a director of Enterprises. In addition to his positions with Enterprises and Holdings, Mr. Cohen is a member of the Board of Directors and the Senior Vice President - Legal Affairs of Millbrook and Manischewitz and is a member of Manischewitz' Board of Managers. Mr. Cohen is also Senior Vice President - Legal Affairs of RABCO and Breguet and a senior executive of P&E Properties, Inc. Mr. Cohen was Senior Vice President - Legal Affairs and Secretary of Western Publishing Group, Inc. from 1984 to May 1996 and Senior Vice President - Legal Affairs and Secretary of RABCO Health Services, Inc. from April 1987 through August 1993.

         Ira A. Gomberg has been Senior Vice President of Holdings and Enterprises since their inception. In addition to his position with Holdings and Enterprises, Mr. Gomberg is a Senior Vice President of Millbrook and Manischewitz. Mr. Gomberg is also Senior Vice President of RABCO and Breguet and a senior executive of P&E Properties, Inc. Mr. Gomberg was Senior Vice President of Western Publishing Group, Inc. from 1986 to May 1996 and Senior Vice President of RABCO Health Services, Inc. from April 1987 through August 1993.

         Hal B. Weiss has been Assistant Treasurer of Holdings and Enterprises since their inception. In addition to his position with Holdings and Enterprises, Mr. Weiss is a Vice President and Assistant Treasurer of Millbrook and Manischewitz. Mr. Weiss is also the Assistant Treasurer of RABCO and Breguet and Controller of P&E Properties, Inc. Mr. Weiss served as Assistant Treasurer of Western Publishing Group, Inc. from 1990 through May 1996 and Assistant Treasurer of RABCO Health Services, Inc. from April 1987 through August 1993. Mr. Weiss is a certified public accountant licensed in New York.

         Richard H. Hochman is Chairman of Regent Capital Management Corp. a private investment company, making equity and mezzanine investments in companies, and has served in that capacity since April 1995. From 1990 through April 1995, he was a Managing Director of the Corporate Finance Department of Paine Webber Incorporated and served as a member of its Debt and Equity Commitment Committees. Prior to joining PaineWebber, Mr. Hochman served as a Managing Director of Drexel Burnham Lambert, Inc. from 1984 through 1990. Mr. Hochman also serves on the Board of Directors of Cablevision Systems Corp. and Lite-Flite, Ltd.

         Jenny Morgenthau has been Chief Executive Officer of The Fresh Air Fund, one of New York's preeminent charitable corporations, for more than the past five years. Prior to joining The Fresh Air Fund, Ms. Morgenthau worked for New York City's Special Services for Children, the Department of City Planning and the New York State Urban Development Corporation. Ms. Morgenthau serves on the board of directors of a number of charitable and cultural organizations.

         Michael A. Pietrangelo is a partner in the Memphis, Tennessee law firm of Pietrangelo Cook PLC, which he joined in February 1998. Previously, Mr. Pietrangelo was President of Johnson Products Co., a subsidiary of IVAX Corporation that manufactured and sold cosmetic and health and beauty care products, principally intended for the African-American consumer. Mr. Pietrangelo also has held a number of executive positions in the consumer products industry at Schering-Plough Corporation, including President of the Personal Care Products Group, and has served as President and Chief Operating Officer of Western Publishing Group, Inc. and President and Chief Executive Officer of Cleo, Inc., a subsidiary of Gibson Greetings, Inc.

         Robert A. Sigel has been President, Chief Executive Officer and director of Millbrook since it was acquired by Holdings from McKesson in March 1997. Mr. Sigel became a director of Holdings in March 1999. Mr. Sigel has been associated with Millbrook's business since 1977, having served as Vice President, Sales and Merchandising, Executive Vice President, President and Chief Executive Officer of Millbrook Distributors, Inc. and President and Chief Executive Officer of the service merchandising division of McKesson, which became the current Millbrook. From 1995 through March 1997, Mr. Sigel also served as a Corporate Vice President of McKesson and on McKesson's Management Board.

         Dennis M. Newnham has been President and Chief Executive Officer of Manischewitz since January 1999. Mr. Newnham became a director of Holdings in March 1999. Previously, Mr. Newnham was the President and Chief Executive Officer of Tsumura International, a manufacturer of personal care and fragrance products and served in such capacities from March 1996 through December 1998. In 1995, Mr. Newnham served as Chairman, President and Chief Executive Officer of Adirondack Beverages, Inc., one of the largest independent soft drink bottlers in the Northeast. From April 1983 through March 1994, Mr. Newnham served as Chairman, President and Chief Executive Officer of Lea & Perrins, Inc., a specialty foods company. Mr. Newnham also serves as a member of the Board of Directors of United Water Resources and NutraMax Products, Inc.

Item 11. Executive Compensation

         The following table sets forth the compensation earned or paid, including deferred compensation of the Chief Executive Officer and the most highly compensated executive officers of Holdings, Enterprises, Millbrook and Manischewitz for services rendered for each of the fiscal years indicated.

         None of Holdings, Enterprises, Millbrook or Manischewitz pays a salary to Mr. Bernstein. Enterprises reimburses P&E Properties, Inc. ("P&E Properties") for personal services, including executive services rendered by certain of its executive officers. Although Mr. Bernstein does not receive any salary from P&E Properties, a portion of these amounts may be deemed indirect compensation to Mr. Bernstein. See "Certain Relationships and Related Transactions - Related Party Transactions" on page 24.

         None of Holdings, Enterprises, Millbrook or Manischewitz pays a salary to Messrs. Grossman or Cohen. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings and Enterprises.

                                                          Annual Compensation          Long-Term Compensation
                                                        -----------------------     ----------------------------
                                                                                    Other Annual
                                                                                    Compensation    Options/SARs
Name and Principal Position               Year(1)       Salary($)      Bonus($)         ($)             (#)
---------------------------               -------       ---------      --------     ------------    ------------

Holdings and Enterprises

Richard A. Bernstein                       1999         $     --       $    --         $   --            --
     Chairman, President and Chief         1998         $     --       $    --         $   --            --
     Executive Officer                     1997         $     --       $    --         $   --            --

Steven M. Grossman                         1999         $225,000       $    --         $5,040            --
     Executive Vice President,             1998         $178,750       $    --         $5,060            --
     Chief Financial Officer and           1997         $     --       $    --         $   --            --
     Treasurer

James A. Cohen                             1999         $160,000       $    --         $4,200            --
     Senior Vice President - Legal         1998         $120,000       $    --         $3,680            --
     Affairs                               1997         $     --       $    --         $   --            --

Millbrook

Robert A. Sigel                            1999         $368,319       $    --         $9,548            --
     Chief Executive Officer               1998         $355,623       $82,330(2)      $8,228(3)         --
     and President of Millbrook            1997         $220,000       $ 4,099         $9,000(3)         --

Manischewitz

Dennis M. Newnham                          1999         $ 97,500(4)    $    --         $   --            --
     Chief Executive Officer
     and President of Manischewitz

(1) Holdings and Enterprises had no operations prior to April 1, 1997.
(2) During the year ended March 31, 1998, Mr. Sigel was paid a bonus of $82,330 which was earned during the year ended March 31, 1997.
(3) Other Annual Compensation excludes any amounts paid to Mr. Sigel, in his capacity as a Corporate Vice President of McKesson Corporation.
(4) Mr. Newnham became Chief Executive Officer and President of Manischewitz in January 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table contains, as of March 31, 1999, information regarding the beneficial ownership of the common stock and preferred stock of
Holdings:

         (1) by each person who is known by Holdings to own beneficially more than 5% of the outstanding shares of common stock or preferred stock of Holdings;

         (2) by each of the directors and executive officers of Holdings; and

         (3) by all directors and executive officers of Holdings as a group.

         Based on information furnished by those owners, we believe that the beneficial owners of the securities listed below have investment and voting power for all the shares of common stock and preferred stock of Holdings shown as being beneficially owned by them. The securities are subject to the voting agreement described under the heading "Certain Relationships and Related Transactions--Voting Agreement" on page 23. Holdings owns 200 shares of the common stock of Enterprises, which represents all of the issued and outstanding capital stock of Enterprises.

                                                                                       Number of
                                                      Number of                        Shares of
                                                      Shares of     Percentage of       Series A      Percentage of
                                                     Common Stock    Total Shares   Preferred Stock   Total Shares
                                                     of Holdings      of Common       of Holdings     of Preferred
Name of                                              Beneficially      Stock of       Beneficially      Stock of
Benefical Owner                                         Owned          Holdings          Owned          Holdings
---------------                                      ------------   -------------   ---------------   -------------

Richard A. Bernstein...............................     42,500            40.8%         10,000            50.0%
Robert A. Sigel....................................      6,600             6.3             200             1.0
James A. Cohen, Esq................................      3,610             3.5             120              .6
Steven M. Grossman.................................      3,490             3.4              80              .4
Lewis J. Korman....................................      3,450             3.3             400             2.0
Dennis M. Newnham..................................      3,000             2.9              --              --
Ira A. Gomberg.....................................      2,850             2.7             200             1.0
Hal B. Weiss.......................................      1,460             1.4             120              .6
Richard H. Hochman.................................      1,200             1.2             400             2.0
Michael A. Pietrangelo.............................        360              .3             120              .6
Jenny Morgenthau...................................        300              .3             100              .5
All directors and executive officers as a group
(11 persons).......................................     68,820            66.1%         11,740            58.7%

Name of                                     Address of
Beneficial Owner                            Beneficial Owner
----------------                            -----------------

Richard A. Bernstein
James A. Cohen, Esq.
Steven M. Grossman
Lewis J. Korman
Ira A. Gomberg
Hal B. Weiss..............................  R.A.B. Holdings, Inc.
                                            444 Madison Avenue, Suite 601
                                            New York, New York 10022

Robert A. Sigel...........................  Millbrook Distribution Services Inc.
                                            Route 56
                                            88 Huntoon Memorial Highway
                                            Leicester, Massachusetts 01524

Dennis M. Newnham.........................  The B. Manischewitz Company, LLC
                                            One Manischewitz Plaza
                                            Jersey City, New Jersey 07302

Richard H. Hochman........................  Regent Capital Management Corp.
                                            505 Park Avenue, 17th Floor
                                            New York, New York 10022

Michael A. Pietrangelo....................  Pietrangelo Cook PLC, Suite 190
                                            International Plaza
                                            6410 Poplar
                                            Memphis, Tennessee 38119

Jenny Morgenthau..........................  The Fresh Air Fund
                                            1040 Avenue of the Americas
                                            New York, New York 10018

Item 13. Certain Relationships and Related Transactions

Voting Agreement

         Mr. Bernstein is a party to a voting agreement with each of the holders of the series A preferred stock and common stock of Holdings. Under the voting agreement these stockholders agreed to vote all of their shares of series A preferred stock and common stock as Mr. Bernstein directs or, if Mr. Bernstein does not give direction, in a manner consistent with the manner in which he votes his shares of series A preferred stock and common stock. The voting agreement also provides that the stockholders shall execute any written consent of holders of series A preferred stock or common stock as Mr. Bernstein directs or, if Mr. Bernstein does not give direction, in a manner which is consistent with his vote or written consent on the matter. Pursuant to the voting agreement, the stockholders have agreed not to execute any other consent of holders of series A preferred stock or common stock.

         In the event that a stockholder fails to comply with the voting provisions above, Mr. Bernstein holds a proxy to vote the stockholder's shares or execute a written consent in any manner as he may determine in his discretion. Under the voting agreement, Mr. Bernstein shall not be liable to any stockholder or anyone making a claim under that stockholder as a result of any vote or the exercise of any proxy by Mr. Bernstein. This is true even if that vote or exercise of proxy adversely affects, or results in the decrease in the value of, such stockholder's shares.

         The voting agreement shall terminate on the earliest of (i) the date a stockholder, and that stockholder's heirs, personal representatives, donees and trustees of any trusts in which that stockholder has an interest, during the stockholder's life or when he or she dies, ceases to own any of the shares of Holdings; (ii) the date on which the common stock of Holdings is listed or admitted to trade on any national securities exchange or is quoted on the NASDAQ system or similar means; and (iii) 10 years from the date of the voting agreement.

Related Party Transactions

         At the time of the acquisition of Millbrook by Holdings and the acquisition of Manischewitz by Enterprises, Millbrook and Manischewitz entered into separate arrangements with P&E Properties, an entity of which Mr. Bernstein is the sole shareholder. In these arrangements, Millbrook agreed to pay a quarterly management fee of $100,000 and Millbrook and Manischewitz agreed to reimburse P&E Properties for reasonable services and out-of-pocket and other expenses incurred on Millbrook's and Manischewitz' behalf. These services include among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For the year ended March 31, 1999, P&E Properties was (i) paid $400,000 in management fees by Millbrook; (ii) reimbursed $800,000 for reasonable services provided to Millbrook; and (iii) reimbursed $150,000 for reasonable services provided to Manischewitz.

         Enterprises reimburses P&E Properties for personal services, including executive services, rendered by certain of its executive officers. Mr. Bernstein does not receive a salary from P&E Properties. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings, Enterprises, Millbrook and Manischewitz. The reasonable services provided are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided. In addition, in fiscal 1999, Millbrook and Manischewitz reimbursed P&E Properties approximately $169,000 and $25,000, respectively for use of an airplane owned by P&E Properties. When commercial flights were reasonably available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

         In the opinion of management, these methodologies provided a reasonable basis for such allocations. In addition, each of Holdings, Enterprises, Millbrook and Manischewitz believe that the terms of the arrangement with P&E Properties were no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

         At March 31, 1999, Dennis M. Newnham, the Chief Executive Officer and President of Manischewitz, had an outstanding loan with Holdings in the amount of $75,300 related to his equity interest in Holdings.

Shareholders Agreements

         Each employee of Millbrook or Manischewitz who owns shares of the common stock of Holdings is a party to a shareholders agreement with Holdings. These agreements prohibit transfer of such shares other than to a member of the employee shareholder's immediate family or a trustee of a trust for the benefit of the employee shareholder or his immediate family. In the event of the termination of such employee, Holdings has the option or obligation, under certain circumstances, to purchase all the employee shareholder's shares at prices not greater than their fair market value.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)   1.   The financial statements listed in the accompanying Index
                    to Financial Statements and Schedules are filed as part
                    of this report.
               2.   The exhibits listed in the accompanying Index to Exhibits
                    are filed as part of this report.
         (b)   Reports on Form 8-K filed in Fourth Quarter of fiscal 1999.
                    None.
         (c)   Index to Exhibits.
               Exhibit No.    Description of Document
               -----------    -----------------------

               2.1 Purchase Agreement dated as of March 3, 1998 among R.A.B. Food Holdings, Inc., MANO Holdings I, LLC, KBMC Acquisition Company, L.P., MANO Holdings Corporation and the stockholders of MANO Holdings Corporation (incorporated by reference to Exhibit
                              2.1 to the Registrants' Registration Statement No. 333-66221 on Form S-4, filed on October 28, 1998 (the "Registration Statement")).

               3.1 Certificate of Incorporation of R.A.B. Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement).

               3.2 Certificate of Amendment of Incorporation of R.A.B. Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

               3.3 Bylaws of R.A.B. Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement).

               3.4            Certificate of Incorporation of R.A.B.
                              Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement).

               3.5 Amendment of Certificate of Incorporation of R.A.B. Enterprises, Inc. (incorporated by reference to Exhibit 3.5 to the Registration Statement).

               3.6 Bylaws of R.A.B. Enterprises, Inc. (incorporated by reference to Exhibit 3.6 to the Registration Statement).

               3.7 Certificate of Incorporation of Millbrook Distribution Services Inc. (incorporated by reference to Exhibit 3.7 to the Registration Statement).

               3.8            Bylaws of Millbrook Distribution Services Inc.
                              (incorporated by reference to Exhibit 3.8 to the Registration Statement).

               3.9 Certificate of Formation of The B. Manischewitz Company, LLC (incorporated by reference to Exhibit
                              3.9 to the Registration Statement).

               3.10 Operating Agreement of The B. Manischewitz Company, LLC (incorporated by reference to Exhibit
                              3.10 to the Registration Statement).

               Exhibit No.    Description of Document
               -----------    -----------------------

               4.1            Indenture, dated as of May 1, 1998, among R.A.B.
                              Holdings, Inc. and PNC Bank, National Association, as Trustee, relating to the Holdings Notes (incorporated by reference to Exhibit 4.1 to the Registration Statement).

               4.2 Form of Old Holdings Note (included as Exhibit A to Exhibit 4.1 to the Registration Statement) (incorporated by reference to Exhibit 4.2 to the Registration Statement).

               4.3 Form of New Holdings Note (included as Exhibit B to Exhibit 4.1 to the Registration Statement) (incorporated by reference to Exhibit 4.3 to the Registration Statement).

               4.4            Indenture, dated as of May 1, 1998, among R.A.B.
                              Enterprises, Inc. and PNC Bank, National
                              Association, as Trustee, relating to the Old
                              Enterprises Notes (incorporated by reference to Exhibit 4.4 to the Registration Statement).

               4.5 Form of Old Enterprises Note (included as Exhibit A to Exhibit 4.4 hereto) (incorporated by reference to Exhibit 4.5 to the Registration Statement).

               4.6 Form of New Enterprises Note (included as Exhibit B to Exhibit 4.4 hereto) (incorporated by reference to Exhibit 4.6 to the Registration Statement).

               4.7 Exchange and Registration Rights Agreement, dated as of May 1, 1998 between Holdings and Chase Securities Inc. relating to the Old Holdings Notes (incorporated by reference to Exhibit 4.7 to the Registration Statement).

               4.8 Exchange and Registration Rights Agreement, dated as of May 1, 1998 among Enterprises, the Guarantors named therein and Chase Securities Inc. relating to the Old Enterprises Notes (incorporated by reference to Exhibit 4.8 to the Registration Statement).

               4.9 Purchase Agreement, dated April 28, 1998 among Holdings, Enterprises, Millbrook and Chase Securities, Inc. (incorporated by reference to Exhibit 4.9 to the Registration Statement).

               9.1 Form of Voting Agreement (incorporated by reference to Exhibit 9.1 to Amendment No. 1 to the Registration Statement, filed on December 29,
                              1998).

               Exhibit No.    Description of Document
               -----------    -----------------------

               10.1 Credit Agreement, dated as of May 1, 1998 among Millbrook, Manischewitz, the Lenders party thereto, The Chase Manhattan Bank, as administrative and collateral agent for the Lenders, and NationsBank, N.A., as Co-Agent and Documentation Agent (the "Amended and Restated Credit Agreement") (incorporated by reference to
                              Exhibit 10.1 to the Registration Statement).

               *10.1.1 Amendment dated as of February 8, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

               *10.1.2 Amendment dated as of February 19, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

               *10.1.3 Amendment dated as of March 24, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                10.2 Stock Purchase Agreement dated as of February 21, 1997 between R.A.B. Holdings, Inc. and McKesson Corporation (incorporated by reference to Exhibit
                              10.2 to Amendment No. 1 to the Registration
                              Statement, filed on December 29, 1998).

                21.1 List of subsidiaries of the Co-Registrants (incorporated by reference to Exhibit 21.1 to the Registration Statement).

               *27.1          Financial Data Schedule of R.A.B. Holdings, Inc.

               *27.2          Financial Data Schedule of R.A.B. Enterprises,
                              Inc.

               * Filed herewith.

         (d)   Financial Statement Schedules.
               The financial statements schedules are listed in the accompanying Index to Financial Statements and Schedules.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 25th day of June, 1999.

                                              R.A.B HOLDINGS, INC.


                                              /s/ Richard A. Bernstein
                                              ----------------------------------
                                              Richard A. Bernstein, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard A. Bernstein     Chairman, President, Chief Executive Officer       June 25, 1999
---------------------------  and Director
Richard A. Bernstein              (principal executive officer)


/s/ Steven M. Grossman       Executive Vice President, Chief Financial          June 25, 1999
---------------------------  Officer, Treasurer and Director
Steven M. Grossman                (principal financial and accounting officer)


/s/ Lewis J. Korman          Vice Chairman and Director                         June 25, 1999
---------------------------
Lewis J. Korman


/s/ Robert A. Sigel          Director                                           June 25, 1999
---------------------------
Robert A. Sigel


/s/ Dennis M. Newnham        Director                                           June 25, 1999
---------------------------
Dennis M. Newnham


/s/ Richard H. Hochman       Director                                           June 25, 1999
---------------------------
Richard H. Hochman


/s/ Jenny Morgenthau         Director                                           June 25, 1999
---------------------------
Jenny Morgenthau


/s/ Michael A. Pietrangelo   Director                                           June 25, 1999
---------------------------
Michael A. Pietrangelo


Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 25th day of June, 1999.

                                              R.A.B ENTERPRISES, INC.


                                              /s/ Richard A. Bernstein
                                              ----------------------------------
                                              Richard A. Bernstein, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard A. Bernstein     Chairman, President, Chief Executive Officer       June 25, 1999
---------------------------  and Director
Richard A. Bernstein              (principal executive officer)


/s/ Steven M. Grossman       Executive Vice President, Chief Financial          June 25, 1999
---------------------------  Officer, Treasurer and Director
Steven M. Grossman                (principal financial and accounting officer)


/s/ Lewis J. Korman          Vice Chairman and Director                         June 25, 1999
---------------------------
Lewis J. Korman


/s/ James A. Cohen           Senior Vice President - Legal Affairs,             June 25, 1999
---------------------------  Secretary and Director
James A. Cohen



Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements                                                                                                   Page
--------------------                                                                                                   ----
Consolidated Financial Statements of R.A.B. Holdings, Inc. And Subsidiaries and
    R.A.B. Enterprises, Inc. And Subsidiaries
  Independent Auditors' Report.................................................................................         F-2
  Consolidated Balance Sheets as of March 31, 1999 and 1998....................................................         F-3
  Consolidated Statements of Operations for the Years Ended
     March 31, 1999 and 1998...................................................................................         F-4
  Consolidated Statements of Stockholders' Equity (Holdings) for the Years Ended
     March 31, 1999 and 1998 and for the period ended March 31, 1997...........................................         F-5
  Consolidated Statements of Stockholder's Equity (Enterprises) for the Years Ended
     March 31, 1999 and 1998 and for the period ended March 31, 1997...........................................         F-6
  Consolidated Statements of Cash Flows for the Years Ended
     March 31, 1999 and 1998 and for the period ended March 31, 1997...........................................         F-7
  Notes to Consolidated Financial Statements...................................................................         F-8

Financial Statement of Millbrook Distribution Services Inc.
  Independent Auditors' Report.................................................................................        F-23
  Statement of Operations for the Year Ended March 31, 1997....................................................        F-24
  Notes to Statement of Operations.............................................................................        F-25

  Schedules

    I - Condensed Financial Information of Registrants.........................................................         S-1
    II - Valuation and Qualifying Accounts.....................................................................         S-5


         Schedules which are not included have been omitted because either they are not required or are not applicable or because the required information has been included elsewhere in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of R.A.B. Holdings, Inc.
New York, New York

To the Board of Directors and Stockholder of R.A.B. Enterprises, Inc.
New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedules of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. (a wholly-owned subsidiary of R.A.B. Holdings, Inc.) and subsidiaries listed in the foregoing index. These financial statements and financial statement schedules are the responsibility of the companies' management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. and subsidiaries as of March 31, 1999 and 1998, and the results of their operations for the years then ended and their cash flows for the years then ended and for the period from May 6, 1996 (date of inception) to March 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

June 22, 1999
New York, New York

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
----------------------------------------------------------------------------------------------------------------------

March 31,                                                                       1999                    1998
--------------------------------------------------------------------  -----------------------  -----------------------
                                                                       Holdings   Enterprises   Holdings   Enterprises
                                                                      ----------  -----------  ---------   -----------
                               ASSETS
Current assets:
  Cash                                                                 $   2,088   $   2,078   $   2,623   $   2,623
  Accounts receivable                                                     52,989      52,989      27,942      27,942
  Inventories                                                             62,061      62,061      41,814      41,814
  Restricted investments                                                   5,805           -           -           -
  Other current assets                                                    11,640       9,848       5,707       5,703
                                                                       ---------   ---------   ---------   ---------
     Total current assets                                                134,583     126,976      78,086      78,082
Noncurrent assets:
  Restricted investments                                                   8,880           -           -           -
  Other assets                                                            14,935      13,268       7,291       7,398
                                                                       ---------   ---------   ---------   ---------
     Total noncurrent assets                                              23,815      13,268       7,291       7,398
Property, plant and equipment, net                                        38,467      38,467      23,395      23,395
Intangibles, net                                                         100,078     100,078           -           -
                                                                       ---------   ---------   ---------   ---------

Total assets                                                           $ 296,943   $ 278,789   $ 108,772   $ 108,875
                                                                       =========   =========   =========   =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                 $   1,291     $ 1,291   $     815   $     815
  Accounts payable                                                        55,866      55,866      31,035      31,035
  Other current liabilities                                               26,138      23,437      15,438      15,436
                                                                       ---------   ---------   ---------   ---------
     Total current liabilities                                            83,295      80,594      47,288      47,286
Noncurrent liabilities:
  Long-term debt                                                         182,758     134,758      37,295      37,295
  Deferred compensation                                                    9,095       9,095       7,801       7,801
  Deferred income taxes                                                    8,860       8,860         795         795
  Other liabilities                                                        8,304       8,304       4,416       4,416
                                                                       ---------   ---------   ---------   ---------
     Total noncurrent liabilities                                        209,017     161,017      50,307      50,307

Commitments and contingencies

Stockholders' equity:
  Preferred stock, no par value, 100,000 shares authorized,
    issued 20,000 shares of Series A                                       9,906           -       9,906           -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 104,100 shares and
    200 shares at March 31, 1999 and 100,000 shares and
    200 shares at March 31, 1998, respectively                                 1           -           1           -
  Additional paid-in capital                                                 332      39,482          98      10,100
  Retained earnings (deficit)                                             (5,748)     (2,444)      1,174       1,182
  Accumulated other comprehensive income                                     140         140           -           -
                                                                       ---------   ---------   ---------   ---------
                                                                           4,631      37,178      11,179      11,282
  Less common stock in treasury - 1,600 shares                                 -           -           2           -
                                                                       ---------   ---------   ---------   ---------
     Total stockholders' equity                                            4,631      37,178      11,177      11,282
                                                                       ---------   ---------   ---------   ---------
Total liabilities and stockholders' equity                             $ 296,943   $ 278,789   $ 108,772   $ 108,875
                                                                       =========   =========   =========   =========

          See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
---------------------------------------------------------------------------------------------------------------------

For the years ended March 31,                                               1999                      1998
------------------------------------------------------------------  -----------------------  ------------------------
                                                                    Holdings    Enterprises    Holdings   Enterprises
                                                                   ----------   -----------  -----------  -----------
Revenues                                                            $510,563     $ 510,563    $ 470,201     $470,201

Costs and expenses:
  Cost of sales                                                      385,536       385,536      360,162      360,162
  Selling                                                             50,385        50,385       43,766       43,766
  Distribution and warehousing                                        38,067        38,067       37,339       37,339
  General and administrative                                          23,861        23,861       21,559       21,551
  Amortization of intangibles                                          2,790         2,790            -            -
                                                                    --------    ----------    ---------     --------
      Total costs and expenses                                       500,639       500,639      462,826      462,818
                                                                    --------    ----------    ---------     --------
Operating income                                                       9,924         9,924        7,375        7,383

Interest expense, net                                                 20,020        14,949        5,079        5,079
                                                                    --------    ----------    ---------     --------

(Loss) income before (benefit) provision for income taxes            (10,096)       (5,025)       2,296        2,304

(Benefit) provision for income taxes                                  (3,174)       (1,399)       1,122        1,122
                                                                    --------    ----------    ---------     --------

Net (loss) income                                                   $ (6,922)   $   (3,626)   $   1,174     $  1,182
                                                                    ========    ==========    =========     ========


                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except for share data)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Period from May 6, 1996
                                                                                                           (date of inception) to
For the periods ended March 31,                                   1999                 1998                        1997
---------------------------------------------------------- -------------------     -------------------      ------------------
                                                            Shares    Amounts        Shares    Amounts       Shares    Amounts
                                                           --------  ---------      --------  ---------     --------  ---------
Preferred stock, no par value, 100,000
   shares authorized:
     Balance at beginning of period                         20,000     $ 9,906       20,000     $ 9,906           -    $      -
     Issuance of stock                                           -           -            -           -      20,000       9,906
                                                           -------     -------      -------     -------      ------    --------
     Balance at end of period                               20,000       9,906       20,000       9,906      20,000       9,906
                                                           -------     -------      -------     -------      ------    --------
Common stock, $.01 par value, 1,000,000
   shares authorized:
     Balance at beginning of period                        100,000           1       99,000           1           -           -
     Issuance of stock                                       4,100           -        1,000           -      99,000           1
                                                           -------     -------      -------     -------      ------    --------
     Total                                                 104,100           1      100,000           1      99,000           1
                                                           -------     -------      -------     -------      ------    --------
     Treasury shares at beginning of period                 (1,600)         (2)           -           -           -           -
     Purchase of treasury shares                            (2,800)         (4)      (1,600)         (2)          -           -
     Issuance of stock                                       4,400           6            -           -           -           -
                                                           -------     -------      -------     -------      ------    --------
     Treasury shares at end of period                            -           -       (1,600)         (2)          -           -
                                                           -------     -------      -------     -------      ------    --------
     Balance at end of period                              104,100           1       98,400          (1)     99,000           1
                                                           -------     -------      -------     -------      ------    --------
 Additional paid-in capital:
     Balance at beginning of period                                         98                       97                       -
     Issuance of treasury shares and common stock                          234                        1                      97
                                                                       -------                  -------                --------
     Balance at end of period                                              332                       98                      97
                                                                       -------                  -------                --------
Retained earnings (deficit):
     Balance at beginning of period                                      1,174                        -                       -
     Net (loss) income                                                  (6,922)                   1,174                       -
                                                                       -------                  -------                --------
     Balance at end of period                                           (5,748)                   1,174                       -
                                                                       -------                  -------                --------

Other comprehensive income (loss):
     Unrealized gain on securities
        available-for-sale                                                 214                        -                       -
     Minimum pension liability adjustment                                  (74)                       -                       -
                                                                       -------                  -------                --------
     Other comprehensive income                                            140                        -                       -
                                                                       -------                  -------                --------

Total stockholders' equity                                             $ 4,631                  $11,177                $ 10,004
                                                                       =======                  =======                ========


                 See notes to Consolidated Financial Statements

R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands except for share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Period from May 6, 1996
                                                                                                           (date of inception) to
For the periods ended March 31,                             1999                          1998                      1997
------------------------------------------------  ------------------------      -----------------------   -----------------------
                                                    Shares        Amounts        Shares        Amounts     Shares        Amounts
                                                  ---------      ---------      --------      ---------   --------      ---------
Common stock, $1.00 par value, 200
   shares authorized:
     Balance at beginning of period                    200        $      -           200      $      -            -      $     -
     Issuance of stock                                   -               -             -             -          200            -
                                                   -------        --------       -------      --------     --------      -------
     Balance at end of period                          200               -           200             -          200            -
                                                   -------        --------       -------      --------     --------      -------

Additional paid-in capital:
     Balance at beginning of period                                 10,100                      10,100                         -
     Equity investment from Holdings                                29,382                           -                    10,100
                                                                  --------                    --------                   -------
     Balance at end of period                                       39,482                      10,100                    10,100
                                                                  --------                    --------                   -------
 Retained earnings (deficit):
     Balance at beginning of period                                  1,182                           -                         -
     Net (loss) income                                              (3,626)                      1,182                         -
                                                                  --------                    --------                   -------
     Balance at end of period                                       (2,444)                      1,182                         -
                                                                  --------                    --------                   -------

Other comprehensive income (loss):
     Unrealized gain on securities
       available-for-sale                                              214                           -                         -
     Minimum pension liability adjustment                              (74)                          -                         -
                                                                  --------                    --------                   -------
     Other comprehensive income                                        140                           -                         -
                                                                  --------                    --------                   -------

Total stockholder's equity                                        $ 37,178                    $ 11,282                   $10,100
                                                                  ========                    ========                   =======


                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Period from May 6, 1996
                                                                                                           (date of inception) to
For the periods ended March 31,                                   1999                   1998                       1997
----------------------------------------------------     ----------------------  ----------------------   -----------------------
                                                         Holdings   Enterprises  Holdings   Enterprises   Holdings   Enterprises
                                                         --------   -----------  --------   -----------   --------   ------------

Cash flows from operating activities:
  Net (loss) income                                      $ (6,922)   $  (3,626)  $  1,174     $  1,182
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                         7,027        6,758      4,471        4,471
      Amortization of intangibles                           2,790        2,790          -            -
      Gain on disposition of equipment                        (82)         (82)       (20)         (20)
      Deferred income taxes                                (2,388)        (613)      (106)        (106)
  Changes in assets and liabilities:
      Accounts receivable                                  (8,461)      (8,461)     1,950        1,950
      Inventories                                         (13,750)     (13,750)    10,457       10,457
      Other current assets                                 (1,942)      (1,822)     3,773        3,545
      Accounts payable                                     22,331       22,331      1,952        1,952
      Other current liabilities                             6,786        4,087      3,729        4,789
      Other assets and liabilities                         (2,398)      (1,378)    (1,477)      (1,584)
                                                         --------    ---------   --------     --------    --------     --------

Net cash provided by operating activities                   2,991        6,234     25,903       26,636
                                                         --------    ---------   --------     --------    --------     --------

Cash flows from investing activities:
  Purchase of Millbrook Distribution Services Inc.              -            -          -            -     (69,167)     (69,167)
  Purchase of The B. Manischewitz Company, LLC,
    net of cash acquired                                 (126,155)    (126,155)         -            -
  Acquisitions of plant and equipment                      (3,419)      (3,419)    (2,309)      (2,309)
  Proceeds from disposition of equipment                      233          233         83           83
                                                         --------    ---------   --------     --------    --------     --------

Net cash used in investing activities                    (129,341)    (129,341)    (2,226)      (2,226)    (69,167)     (69,167)
                                                         --------    ---------   --------     --------    --------     --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                168,000      120,000          -            -
  Payment of debt issuance costs                           (6,489)      (4,759)         -            -
  Funding of interest escrow account                      (16,991)           -          -            -
  Payment from interest escrow account                      3,120            -          -            -
  (Repayments) borrowings under Credit Agreement          (22,061)     (22,061)   (23,690)     (23,690)     61,800       61,800
  Proceeds from the issuance of preferred stock                 -            -          -            -       9,906
  Proceeds from issuance and repurchase of
    common stock                                              236            -         (1)           -          98
  Equity investment from Holdings                               -       29,382          -            -                   10,100
  Other                                                         -            -          -            -                     (830)
                                                         --------    ---------   --------     --------    --------     --------

Net cash provided by (used in) financing activities       125,815      122,562    (23,691)     (23,690)     71,804       71,070
                                                         --------    ---------   --------     --------    --------     --------

Net (decrease) increase  in cash                             (535)        (545)       (14)         720       2,637        1,903

Cash, beginning of year                                     2,623        2,623      2,637        1,903
                                                         --------    ---------   --------     --------    --------     --------

Cash, end of year                                        $  2,088    $   2,078   $  2,623     $  2,623    $  2,637     $  1,903
                                                         ========    =========   ========     ========    ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                             $ 11,229    $   8,109   $  4,054      $ 4,054    $      -     $      -
    Income taxes                                         $    828    $     828   $  1,392      $ 1,392    $      -     $      -


                 See notes to Consolidated Financial Statements

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary Of Significant Accounting Policies

                  The Summary of Significant Accounting Policies below and the other notes to the consolidated financial statements on the following pages are integral parts of the accompanying consolidated financial statements of R.A.B. Holdings, Inc. ("Holdings") and R.A.B. Enterprises, Inc. ("Enterprises"), its direct wholly-owned subsidiary (the "Consolidated Financial Statements"). Holdings is a holding company with no substantial assets or operations other than its investment in Enterprises. Enterprises is a holding company with no substantial assets or operations other than its investments in Millbrook Distribution Services Inc. ("Millbrook") and The B. Manischewitz Company, LLC ("Manischewitz").

                  Millbrook is one of the nation's largest independent value-added distributors of health and beauty care, general merchandise and specialty food products. Manischewitz manufactures processed kosher and other ethnic foods including, among others, matzos, cake mixes, cookies, soups, noodles and processed fish products and also licenses its name to third parties for which it receives royalties. Holdings and Enterprises are referred to collectively as the "Companies".

                  Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Companies and their subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Certain prior year items have been reclassified to conform to the current year presentation.

                  Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  Concentration of Credit Risk - Trade accounts receivable potentially subject the Companies to credit risk. The Companies extend credit to their customers, principally in the U.S. supermarket industry, based upon an evaluation of the customer's financial condition and credit history and generally do not require collateral. The Companies' allowances for doubtful accounts are based upon the expected collectability of trade accounts receivable.

                  Fiscal Year - The Companies' fiscal years end on March 31.

                  Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. At March 31, 1999 and 1998, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $322,000 and $255,000, respectively.

                  Marketable Securities - Marketable securities held by the Companies are classified as available-for-sale. The aggregate excess of fair value over cost, net of related income taxes is included as a separate component of stockholders' equity.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       Summary Of Significant Accounting Policies (Continued)

                  Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

                     Buildings and improvements.......   5-35  years
                     Machinery and equipment..........   2-15  years
                     Rolling stock....................   3- 8  years

                  Expenditures which significantly increase value or extend useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets replaced, retired or disposed of are removed from the accounts and any related gains or losses are reflected in operations.

                  Intangibles - Intangibles, which include trademarks, trade names, distributorship and trademark license agreements and the excess of cost over net assets acquired, are amortized on a straight-line basis over their estimated useful lives ranging from 4 to 40 years.

                  Long-Lived Assets - The Companies review their long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset obsolete or noncompetitive or a significant change in the extent or manner in which an asset is used. The assessment for potential impairment is based upon the Companies' abilities to recover the unamortized balance of their long-lived assets from expected future cash flows on an undiscounted basis (without interest charges). If such expected future cash flows are less than the carrying amount of the asset, an impairment loss would be recorded.

                  Revenue Recognition - Revenue is recognized when products are shipped or services are provided to customers. Provisions for returns and allowances and bad debts are based upon historical experience and known events.

                  Royalty Income - The Companies have licensing agreements under which they receive royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from manufacturers, where available, or estimated shipments by such manufacturers.

                  Income Taxes - Deferred income taxes result primarily from temporary differences between financial and tax reporting and acquisition basis differences.

                  Comprehensive (Loss) Income - For the years ended March 31, 1999 and 1998, Holdings' and Enterprises' comprehensive (loss) income was ($6,782,000) and ($3,486,000), respectively, and $1,174,000 and
         $1,182,000, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       Summary Of Significant Accounting Policies (Continued)

                  Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. Recently, an exposure draft was issued which would delay the effective date one year. The Companies will adopt SFAS No. 133 when it becomes effective. The Companies have not yet determined the impact SFAS No. 133 will have on their financial positions or results of operations when such statement is adopted.

2.       Formation And Acquisition

                  On May 6, 1996, Holdings, a Delaware corporation, was formed. On March 31, 1997, Holdings acquired Millbrook for a purchase price of approximately $67 million, including transaction costs. Holdings had no operations prior to April 1, 1997. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Millbrook based upon their fair values at the date of acquisition. The fair values of assets acquired (approximately $129 million) and liabilities assumed (approximately $53 million) were based upon third party appraisals and other valuation analyses. The fair value of the net assets acquired exceeded the purchase price by approximately $9 million. The resulting negative goodwill reduced the fair value assigned to Millbrook's property, plant and equipment.

                  On January 26, 1998, Holdings formed Enterprises, a wholly-owned subsidiary and Delaware corporation. Effective March 3, 1998, Enterprises entered into a purchase agreement with MANO Holdings I, LLC, KBMC Acquisition Company, L.P., MANO Holdings Corporation ("MANO") and the stockholders of MANO to acquire all of the outstanding membership interests of Manischewitz. On May 1, 1998, Enterprises acquired all of the outstanding interests of Manischewitz for approximately $126.2 million through the issuance of $120 million Senior Notes due 2005 bearing interest at 10.5% ("10.5% Notes") and the issuance by Holdings of $48 million Senior Notes due 2008 bearing interest at 13% ("13% Notes"). The 10.5% Notes are fully and unconditionally guaranteed on a joint and several basis by Millbrook and Manischewitz. Accordingly, as the combined financial statements of the subsidiaries guaranteeing the 10.5% Notes (the Companies' only consequential subsidiaries) are substantially equivalent to the consolidated financial statements of Enterprises, no separate financial statements of Millbrook and Manischewitz are presented since management has determined that such information is not material to investors.

                  The 13% Notes pay interest for the first three years, semi-annually, from an interest escrow account which was established upon their issuance. The interest escrow account consists of treasury securities which have been accounted for as held-to-maturity and are classified on the consolidated balance sheets as Restricted investments. These Restricted investments, which mature November 1 and May 1 during each of the first three years the 13% Notes are outstanding, may only be used to pay the semi-annual interest due.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.       Formation And Acquisition (Continued)

                  The acquisition of Manischewitz was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Manischewitz based upon their fair values at the date of acquisition. The fair values of assets acquired, including identified intangibles (approximately $126 million), and liabilities assumed (approximately $70 million) were based upon third party appraisals and other valuation analyses. The purchase price exceeded the fair value of the net assets acquired by approximately $56 million. The consolidated statements of operations include the operating results of Manischewitz since its date of acquisition. Concurrent with the Manischewitz acquisition, Holdings contributed its wholly-owned subsidiary Millbrook to Enterprises. This contribution was accounted for as an "as if" pooling of interests.

                  The pro forma consolidated historical results, as if the Manischewitz business had been acquired at the beginning of each of the periods presented, are as follows (in thousands):

         For the years ended March 31,           1999                     1998
         -----------------------------   ----------------------   ----------------------
                                         Holdings   Enterprises   Holdings   Enterprises
                                         --------   -----------   --------   -----------

         Revenues                        $512,730    $512,730     $524,575    $524,575

         Net loss                        $ (7,772)   $ (4,176)    $ (4,585)   $   (989)

3.       Accounts Receivable

                  Accounts receivable for Holdings and Enterprises consisted of the following (in thousands):

                  March 31,                                  1999       1998
                  --------------------------------------   --------   -------

                  Accounts receivable...................   $56,292    $30,383
                  Allowance for doubtful accounts.......    (3,303)    (2,441)
                                                           -------    -------
                                                           $52,989    $27,942
                                                           =======    =======
4.       Inventories

                  Inventories for Holdings and Enterprises consisted of the following (in thousands):

                  March 31,                                  1999       1998
                  --------------------------------------   --------   -------

                  Raw materials.........................   $ 1,219    $     -
                  Finished goods........................    60,842     41,814
                                                           -------    -------
                                                           $62,061    $41,814
                                                           =======    =======

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.       Property, Plant & Equipment

                  Property, plant and equipment for Holdings and Enterprises consisted of the following (in thousands):

                  March 31,                                           1999        1998
                  -------------------------------------------------  -------    -------

                  Land.............................................  $ 2,936    $ 1,561
                  Buildings and improvements.......................   16,679      9,393
                  Machinery and equipment..........................   24,630     12,902
                  Rolling stock....................................    3,277      3,398
                  Work in progress.................................       54        201
                                                                     -------    -------
                                                                      47,576     27,455
                  Less accumulated depreciation and amortization...    9,109      4,060
                                                                     -------    -------
                                                                     $38,467    $23,395
                                                                     =======    =======

6.       Intangibles

                  Intangibles for Holdings and Enterprises consisted of the following (in thousands):

                  March 31,                                              1999
                  ---------------------------------------------------- --------

                  Trademarks and trade names.........................  $ 42,000
                  Distributorship and trademark license agreements...     4,400
                  Excess of cost over net assets acquired............    56,468
                                                                       --------
                                                                        102,868
                  Less accumulated amortization......................    (2,790)
                                                                       --------
                                                                       $100,078
                                                                       ========

7.       Other Current Liabilities

                  Other current liabilities for Holdings and Enterprises consisted of the following (in thousands):

                  March 31,                                          1999                     1998
                  --------------------------------------   ------------------------   -----------------------
                                                            Holdings    Enterprises   Holdings    Enterprises
                                                            --------    -----------   --------    -----------

                  Accrued compensation and
                       fringe benefits..................    $ 9,306       $ 9,306     $ 8,015        $ 8,015
                  Accrued interest......................      8,098         5,491         127            127
                  Accrued liabilities...................      8,734         8,640       7,296          7,294
                                                            -------       -------     -------        -------
                                                            $26,138       $23,437     $15,438        $15,436
                                                            =======       =======     =======        =======

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.       Long-term Debt

                  Long-term debt for Holdings and Enterprises consisted of the following (in thousands):

                  March 31,                                       1999                   1998
                  ---------------------------------------  ----------------------    ------------
                                                                                     Holdings and
                                                           Holdings   Enterprises     Enterprises
                                                           --------   -----------    ------------

                  10.5% Notes due 2005...................  $120,000     $120,000       $     -
                  13% Notes due 2008.....................    48,000            -             -
                  Revolving credit facility..............     7,673        7,673        28,800
                  Term loan..............................     8,376        8,376         9,310
                                                           --------     --------       -------
                                                            184,049      136,049        38,110
                  Less current maturities................     1,291        1,291           815
                                                           --------     --------       -------
                                                           $182,758     $134,758       $37,295
                                                           ========     ========       =======


                  On March 31, 1997, Millbrook entered into a credit agreement, as subsequently amended, with a group of commercial lending institutions providing for a credit facility in the aggregate amount of $100 million consisting of revolving credit loans up to $90.2 million and an amortizing term loan of $9.8 million (the "Credit Agreement"). Effective May 1, 1998, the Credit Agreement was amended and restated to include Manischewitz. Borrowings under this long-term facility, which principally expires March 31, 2002, are supported by specified assets in accordance with a borrowing base formula, as defined in the Credit Agreement. Enterprises pledged Millbrook's stock and Manischewitz' interests under the terms of the Credit Agreement. Additionally, the Credit Agreement requires the maintenance of a minimum level of cash flow, as defined and imposes restrictions on investments, capital expenditures, cash dividends, management fees and advances to the parent and other indebtedness. At March 31, 1999, substantially all of the assets of Enterprises' subsidiaries are unavailable for dividends. At March 31, 1999, Millbrook and Manischewitz had available, under the Credit Agreement, unused borrowing capacity of approximately $81 million, net of outstanding letters of credit of approximately $1.1 million.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.       Long-term Debt (Continued)

                  Borrowings under the Credit Agreement bear interest at either the London interbank offered ("LIBO") rate plus a margin or the bank's alternate base rate plus a margin (up to 2.50%). The margin, which ranged from 1.50% to 1.75% at March 31, 1999, is based upon availability pursuant to the borrowing base calculation. At March 31, 1999 and 1998, borrowings under the LIBO and alternate base rate options were $15,376,000 and $673,000, and $36,310,000 and $1,800,000,
         respectively. At March 31, 1999, the interest rate on the outstanding LIBO and alternate base rate loans ranged from 6.47% to 6.75%. In addition, on May 1, 1997, Millbrook entered into a three-year interest rate protection agreement that effectively caps rates on a notional principal amount up to $50 million of borrowings at a LIBO rate of 7.625%, as required by the Credit Agreement to manage interest rate exposure to market fluctuations. The Companies (i) do not engage in derivative activity for trading or speculative purposes; (ii) periodically evaluate the financial position of the counterparty; and
         (iii) do not expect non-performance by the counterparty. At March 31, 1999 and 1998, Millbrook's and Manischewitz' outstanding debt under the Credit Agreement and the interest rate protection agreement approximate fair value. The recognition of the fair value of the interest rate protection agreement is not required since it is accounted for as a hedge. At March 31, 1999, the fair value of Holdings' 13% Notes and Enterprises' 10.5% Notes was $19.2 million and $72 million, respectively.

                  Following March 31, 1999, the stockholders of Holdings purchased $3 million of additional preferred stock to partially fund Holdings' repurchase of approximately $23 million of its outstanding 13% Notes. The resulting gains from the early extinguishment of this debt and the repurchase by Enterprises of approximately $12 million of its outstanding 10.5% Notes will be recorded in the Companies condensed consolidated financial statements for the fiscal quarter ending June 30, 1999.

                  Future maturities of long-term debt at March 31, 1999 were as follows (in thousands):

                                                           Holdings  Enterprises
                                                           --------  -----------
                  2000..................................   $  1,291   $  1,291
                  2001..................................      1,946      1,946
                  2002..................................      9,619      9,619
                  2003..................................      3,193      3,193
                  2004..................................          -          -
                  Thereafter............................    168,000    120,000
                                                           --------   --------
                                                           $184,049   $136,049
                                                           ========   ========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.       Stockholders' Equity

                  In conjunction with its acquisition of Millbrook in 1997, Holdings sold 20,000 shares of Series A Preferred Stock at $500 per share and 100,000 shares of Common Stock at $1.00 per share.

                  The holders of the Series A Preferred Stock are entitled to cumulative preferential cash dividends of $50 per year (10%), per share. At March 31, 1999, the amount of accumulated unpaid dividends on the Series A Preferred Stock was $100.00 per share. Unless all accumulated and unpaid dividends on the Series A Preferred Stock are paid, no dividends shall be declared or paid on Holdings' Common Stock. The Preferred Stock is subject to an optional redemption by Holdings at any time, in whole or in part, at the redemption price per share of $500 plus an amount equal to all accumulated and unpaid dividends.

10.      Commitments And Contingencies

         Leases

                  The Companies lease certain facilities, machinery and vehicles under various non-cancelable operating lease agreements. The Companies are required to pay property taxes, insurance and normal maintenance costs for certain of their facilities. Future minimum lease payments required under such leases in effect at March 31, 1999 were as follows (in thousands):

                  2000..............................................   $ 3,202
                  2001..............................................     2,887
                  2002..............................................     2,711
                  2003..............................................     2,002
                  2004..............................................     1,444
                  Thereafter........................................     2,997
                                                                       -------
                                                                       $15,243
                                                                       =======

                  Total rent expense for all operating leases was $4.9 million and $4.3 million for the years ended March 31, 1999 and 1998, respectively.

         Commitments

                  At March 31, 1999, Manischewitz had approximately $1.5 million of purchase commitments with certain vendors.

         Contingencies

                  The Companies are subject to pending claims and legal proceedings in the normal course of their business. While it is not feasible to predict or determine the outcome of these claims and proceedings, it is the opinion of management that their outcome, to the extent not provided for through insurance or otherwise, will not have a materially adverse effect on the Companies' financial position or future results of operations.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.      Income Taxes

                  The provision (benefit) for income taxes consisted of the following (in thousands):

                  March 31,                                         1999                   1998
                  --------------------------------------   -----------------------    -------------
                                                                                       Holdings and
                                                            Holdings   Enterprises      Enterprises
                                                            --------   -----------    -------------

                  Currently (receivable) payable:
                     Federal............................    $  (671)     $  (671)         $1,075
                     State..............................       (115)        (115)            153
                                                            -------      -------          ------
                                                               (786)        (786)          1,228
                                                            -------      -------          ------
                  Deferred (benefit) liability:
                     Federal............................     (2,582)        (807)            (93)
                     State..............................        194          194             (13)
                                                            -------      -------          ------
                                                             (2,388)        (613)           (106)
                                                            -------      -------          ------
                                                            $(3,174)     $(1,399)         $1,122
                                                            =======      =======          ======

                  A reconciliation of the statutory United States Federal income tax rate to the Companies effective income tax (benefit) rates follows:

         For the years ended March 31,                                1999                          1998
         -----------------------------------------------   ---------------------------     -------------------------
                                                            Holdings       Enterprises     Holdings      Enterprises
                                                            --------       -----------     --------      -----------

         Statutory rate.................................     (35.0%)         (35.0%)         35.0%           35.0%
         State income taxes, net of
               Federal benefit..........................        .5             1.0            4.6             4.6
         Nondeductible amortization of
               intangibles..............................       4.5             9.0            -               -
         Other, principally meals and
               entertainment disallowance in 1998.......      (1.4)           (2.8)           9.2             9.1
                                                             -----           -----           ----            ----
                                                             (31.4%)         (27.8%)         48.8%           48.7%
                                                             =====           =====           ====            ====

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.      Income Taxes (Continued)

                  The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):


         March 31,                                                   1999                      1998
         -----------------------------------------------   ------------------------        ------------
                                                                                           Holdings and
                                                            Holdings   Enterprises          Enterprises
                                                            --------   -----------         ------------

         Deferred Tax Assets:
             Accounts receivable, principally due to
              allowances for doubtful accounts..........    $ 1,883      $ 1,883             $   993
             Deferred compensation......................      3,800        3,800               3,279
             Net operating loss carryforwards...........      5,164        3,034                  -
             Liability accruals.........................      6,123        6,123               3,771
             Other, net.................................        623          623                 359

         Deferred Tax Liabilities:
             Inventories, principally due to
              acquisition basis differences and
              financial statement allowances............     (5,651)      (5,651)             (5,612)
             Property, plant & equipment, principally
              due to basis differences..................     (6,846)      (6,846)             (4,567)
             Identified intangibles, due to
              basis differences.........................     (9,456)      (9,456)                 -
                                                            -------      -------             -------
             Net deferred tax liabilities before
              valuation allowances......................     (4,360)      (6,490)             (1,777)
             Valuation allowances.......................       (697)        (342)                 -
                                                            -------      -------             -------
             Net deferred tax liabilities...............    $(5,057)     $(6,832)            $(1,777)
                                                            =======      =======             =======

                  At March 31, 1999, Holdings and Enterprises had consolidated net operating loss carryforwards for Federal income tax purposes of $12.2 million and $7.1 million, respectively. The Federal net operating loss carryforwards expire March 31, 2019. At March 31, 1999, Holdings and Enterprises had consolidated net operating loss carryforwards for state income tax purposes of $12.4 million and $7.3 million, respectively. The state net operating loss carryforwards expire at various dates through 2019. The valuation allowance represents state net operating loss carryforwards, which management believes that it is more likely than not that the carryforward benefits will not be realized, as Holdings and Enterprises file separate state income tax returns which do not have income from operations.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.      Employee Benefit Plans

         Retirement and Savings Plan

                  The Companies have a retirement and savings plan ("401(k) Plan") covering substantially all of their employees. The 401(k) Plan provides for matching contributions by the Companies. In addition, the Companies may make annual discretionary contributions to employee accounts based, in part, on the Companies' financial performance. For the years ended March 31, 1999 and 1998, the Companies' provided approximately $1.8 million and $2.3 million, respectively for matching and discretionary contributions.

         Deferred Compensation

                  Deferred compensation principally relates to a compensation arrangement implemented in 1984 by a predecessor of Millbrook in the form of a non-qualified defined benefit plan and a supplemental retirement plan which permitted former officers and certain management employees, at the time, to defer portions of their compensation and to earn specified maximum benefits upon retirement. The future benefit obligations, which are fixed in accordance with the plan, have been recorded at a discount rate of 8%. These plans do not allow new participants.

                  In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies is included in Other assets. At March 31, 1999, future payment obligations under the deferred compensation arrangement were approximately $406,000, $406,000, $403,000, $401,000 and $401,000 for the years ended March 31,
         2000, 2001, 2002, 2003 and 2004, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.      Employee Benefit Plans (Continued)

         Pension Plan and Other Postretirement Benefits

                  An analysis of Manischewitz' pension plan and accumulated benefit obligation for its postretirement health plan follows (in thousands):

                  For the period ended March 31,                                           1999
                  --------------------------------------------------------------  ------------------------
                                                                                                Other
                                                                                  Pension   Postretirement
                                                                                  Benefits     Benefits
                                                                                  --------  --------------

                  Change in benefit obligation
                  Benefit obligation at beginning of period.....................  $13,138       $ 1,622
                  Service cost..................................................      223            24
                  Interest cost.................................................      818           101
                  Actuarial gain................................................      522            35
                  Amendments....................................................     (381)           -
                  Benefits paid.................................................     (839)          (85)
                                                                                  -------       -------
                  Benefit obligation at end of period...........................   13,481         1,697
                                                                                  -------       -------

                  Change in plan assets
                  Fair value of plan assets at beginning of period..............   10,442            -
                  Actual return on plan assets..................................      873            -
                  Employer contributions........................................      915            85
                  Benefits paid.................................................     (839)          (85)
                                                                                  -------       -------
                  Fair value of plan assets at end of period....................   11,391            -
                                                                                  -------       -------

                  Funded status.................................................   (2,090)       (1,697)
                  Unrecognized actuarial loss...................................      175            35
                                                                                  -------       -------
                  Net amount recognized.........................................  $(1,915)      $(1,662)
                                                                                  =======       =======

                  Amount recognized in the statement
                    of financial position consists of:
                  Accrued benefit liability.....................................  $(1,915)      $(1,662)
                  Accumulated other comprehensive income........................     (122)           -
                                                                                  -------       -------
                  Net amount recognized.........................................  $(2,037)      $(1,662)
                                                                                  =======       =======

                  Weighted-average assumptions:
                  Discount rate.................................................     6.75%         6.75%
                  Expected return on assets.....................................     7.50%           -
                  Rate of compensation increase.................................     4.00%           -

                  For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease by one quarter of 1% per year to 5% in 2010 and remain at that level thereafter.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.      Employee Benefit Plans (Continued)

                  For the period ended March 31,                                 1999
                  ---------------------------------------------------   ------------------------
                                                                                      Other
                                                                        Pension   Postretirement
                                                                        Benefits      Benefits
                                                                        --------  --------------
                                                                           (In thousands)

                  Components of net periodic benefit cost
                  Service cost.......................................    $ 223          $ 24
                  Interest cost......................................      818           101
                  Expected return on assets..........................     (725)           -
                                                                         -----          ----
                  Net periodic pension cost..........................    $ 316          $125
                                                                         =====          ====

                  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $13,481,000, $13,428,000 and $11,391,000, respectively, as of the end of the period, and $13,138,000, $12,509,000 and $10,442,000, respectively, as of the beginning of the period.

                  Manischewitz provides health benefits to eligible retired employees under its postretirement health care plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                                1-Percentage-Point
                                                                                ------------------
                                                                                Increase   Decrease
                                                                                --------   --------
                                                                                   (In thousands)

                  Effect on total of service and interest cost components......   $15       $(13)
                  Effect on postretirement benefit obligation..................   $49       $(44)

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.      Related Party Transactions

                  Concurrent with Millbrook's acquisition by Holdings, Millbrook entered into an arrangement with an entity owned by the controlling shareholder of Holdings whereby Millbrook agreed (i) to pay a quarterly management fee of $100,000; and (ii) to reimburse the entity for reasonable services provided and out-of-pocket and other expenses incurred on its behalf. Concurrent with Manischewitz' acquisition by Enterprises, Manischewitz entered into an arrangement with the entity owned by the controlling shareholder of Holdings whereby Manischewitz agreed to reimburse the entity for reasonable services provided and out-of-pocket and other expenses incurred on its behalf. The services provided under both arrangements include, among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For each of the years ended March 31, 1999 and 1998, Millbrook paid $400,000 for management fees and $800,000 for reasonable services provided by this entity pursuant to its aforementioned arrangement. For the period ended March 31, 1999, Manischewitz paid $150,000 for reasonable services provided by this entity pursuant to its aforementioned arrangement. The reasonable services provided under each of these arrangements are based upon (i) the number of hours incurred at the applicable pay rate; and
         (ii) out-of-pocket expenses, related to the services provided.

                  In addition, in fiscal 1999, Millbrook and Manischewitz reimbursed the aforementioned entity approximately $169,000 and $25,000, respectively for use of its airplane. When commercial flights were available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

                  In the opinion of management, these methodologies provided a reasonable basis for such allocations. In addition, the Companies believe that the terms of the arrangement with this entity were no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

14.      Segment Reporting

                  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", established standards for reporting information about operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Companies' chief decision-maker is its Chairman and Chief Executive Officer.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


14.      Segment Reporting (Continued)

                  The Companies' reportable operating segments are Millbrook and Manischewitz. The operating segments are managed separately as each operating segment represents a strategic business entity. The accounting policies of these operating segments are the same as those described in the Summary Of Significant Accounting Policies except that the disaggregated financial results have been prepared using a management approach, which is consistent with the basis and manner in which each company's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Companies evaluate performance based on each business entity's stand-alone operating income before depreciation of property, plant and equipment and amortization of intangibles, non-recurring items, corporate charges, including certain bad debt and profit sharing costs, management fees and services provided to the operating segments by an entity owned by Holdings' majority stockholder. Intersegment sales are generally accounted for as sales to third parties.


         For the years ended March 31,                       1999                       1998
         -----------------------------------     --------------------------------   -----------
                                                 Holdings  Enterprises   Holdings   Enterprises
                                                 --------  -----------   --------   -----------

         Revenues
           Millbrook .......................     $464,785     $464,785   $470,201      $470,201
           Manischewitz.....................       48,819       48,819          -             -
                                                 --------     --------   --------      --------
             Total segment revenues.........      513,604      513,604    470,201       470,201
           Corporate items, principally
              the elimination of
              intercompany sales............       (3,041)      (3,041)         -             -
                                                 --------     --------   --------      --------
                                                 $510,563     $510,563   $470,201      $470,201
                                                 ========     ========   ========      ========

         Operating income
           Millbrook .......................     $  7,985     $  7,985   $ 12,914      $ 12,914
           Manischewitz.....................       12,520       12,520          -             -
                                                 --------     --------   --------      --------
             Total segment operating
               income.......................       20,505       20,505     12,914        12,914
           Corporate items and
               eliminations.................      (10,581)     (10,581)    (5,539)       (5,531)
                                                 --------     --------   --------      --------
                                                 $  9,924     $  9,924   $  7,375      $  7,383
                                                 ========     ========   ========      ========

         Identifiable assets
           Millbrook .......................     $125,670     $125,670   $108,768      $108,875
           Manischewitz.....................       47,324       47,324          -             -
                                                 --------     --------   --------      --------
             Total segment assets...........      172,994      172,994    108,768       108,875
           Corporate assets, principally
              intangibles not allocated
              to segments...................      123,949      105,795          4             -
                                                 --------     --------   --------      --------
                                                 $296,943     $278,789   $108,772      $108,875
                                                 ========     ========   ========      ========

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of R.A.B. Holdings, Inc.
New York, New York

We have audited the accompanying statement of operations of Millbrook Distribution Services Inc., (a then wholly-owned subsidiary of McKesson Corporation), for the year ended March 31, 1997. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such statement of operations presents fairly, in all material respects, the results of operations of Millbrook Distribution Services Inc. for the year ended March 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

April 30, 1998
New York, New York

                      MILLBROOK DISTRIBUTION SERVICES INC.

                             STATEMENT OF OPERATIONS
                            YEAR ENDED MARCH 31, 1997
                                 (In thousands)





Revenues                                                            $ 476,175


Costs and expenses
       Cost of sales                                                  364,762
       Selling                                                         45,280
       Distribution and warehousing                                    38,170
       General and administrative                                      20,588
                                                                    ---------

                   Total costs and expenses                           468,800
                                                                    ---------

Operating income                                                        7,375

Interest expense, net                                                   3,843
Non-operating income, other                                               (69)
                                                                    ---------

Income before provision for income taxes                                3,601

Provision for income taxes                                              1,660
                                                                    ---------

Net income                                                          $   1,941
                                                                    =========











               See notes to Statement of Operations.

                      MILLBROOK DISTRIBUTION SERVICES INC.

                        NOTES TO STATEMENT OF OPERATIONS


1.       Summary Of Significant Accounting Policies

                  Basis of Presentation - On March 31, 1997, R.A.B. Holdings, Inc. acquired Millbrook Distribution Services Inc. (the "Company") from McKesson Corporation (the "Former Parent"). The statement of operations of the Company are based on historical results and, accordingly, do not reflect purchase accounting adjustments or interest associated with debt incurred to finance the acquisition. Additionally, the Company's Former Parent managed cash and financing requirements centrally; as such the interest expense and related intercompany borrowings were based on the then existing capital structure. Additionally, the Former Parent provided certain corporate and general and administrative services, including, among other things, treasury, certain financial reporting, data processing and legal services. Accordingly, the operations of the Company include an allocation of expenses for such services. The results of operations of the Company may differ from results that may have been achieved had the Company operated as an independent entity.

                  Use of Estimates - The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                  Fiscal Year - The Company's fiscal year ends on March 31.

                  Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. At March 31, 1997, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $8.0 million.

                  Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

            Buildings and improvements.....................   7-35  years
            Machinery and equipment........................   2-15  years
            Rolling stock..................................   3- 8  years

                      MILLBROOK DISTRIBUTION SERVICES INC.
                  NOTES TO STATEMENT OF OPERATIONS (CONTINUED)


1.       Summary Of Significant Accounting Policies (Continued)

                  Expenditures which significantly increase value or extend useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets replaced, retired or disposed of are removed from the accounts and any related gains or losses are reflected in operations. Total depreciation expense was $ 3.0 million for the year ended March 31, 1997.

                  Long-Lived Assets - The Company reviews its long-lived assets and certain related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset obsolete or noncompetitive or a significant change in the extent or manner in which an asset is used. The assessment for potential impairment is based upon the Company's ability to recover the unamortized balance of its long-lived assets from expected future cash flows on an undiscounted basis (without interest charges). If such expected future cash flows are less than the carrying amount of the asset, an impairment loss would be recorded.

                  Income Taxes - The results of operations of the Company were included in the consolidated Federal income tax return of its Former Parent. The provision for income taxes was determined as though the Company filed a separate Federal income tax return without regard to any tax attributes of other taxable years.

                  Business - The Company is one of the nation's largest independent value-added distributors of health and beauty care, general merchandise and specialty and natural food products.

2.       Leases

                  The Company leases certain facilities, machinery and vehicles under various non-cancelable operating lease agreements. The Company is required to pay property taxes, insurance and normal maintenance costs for certain of its facilities. Total rent expense for all operating leases was $5.3 million for the year ended March 31, 1997.

3.       Non-Operating Income, Other

                  During the year ended March 31, 1997, the Company sold a distribution center facility in Lincoln, Nebraska resulting in a gain of approximately $1.5 million.

                      MILLBROOK DISTRIBUTION SERVICES INC.
                  NOTES TO STATEMENT OF OPERATIONS (CONCLUDED)


4.       Income Taxes

                  The provision for income taxes for the year ended March 31, 1997 is based on income recognized for financial statement purposes. A reconciliation of the statutory United States Federal income tax rate to the Company's effective income tax rate for the year ended March 31, 1997 follows:


           Statutory rate...............................................   35.0%
           State income taxes, net of Federal benefit...................    4.6
           Other, principally meals and entertainment disallowance......    6.5
                                                                           ----
                                                                           46.1%
                                                                           ====

5.       Employee Benefit Plans

                  Retirement and Savings Plan - The Company's Former Parent had a retirement and savings plan ("401(k) Plan") covering substantially all of its employees. The 401(k) Plan provided for matching contributions by the Company which amounted to approximately $1.4 million for the year ended March 31, 1997.

                  Other Benefit Plans - In 1984, a predecessor of the Company implemented a deferred compensation plan in the form of a non-qualified defined benefit plan and a supplemental retirement plan which permitted former officers and certain management employees, at the time, to defer portions of their compensation and to earn specified benefits upon retirement. These plans do not allow new participants.

6.       Related Party Transactions

                  As described in Note 1, the Company's Former Parent provided certain corporate and general and administrative services to the Company which totaled approximately $2.5 million for the year ended March 31, 1997.

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY


BALANCE SHEETS
(In thousands except for share and per share data)
----------------------------------------------------------------------------------------------------------------------------------

March 31,                                                                            1999                            1998
----------------------------------------------------------------------    -------------------------       ------------------------
                                                                          Holdings      Enterprises       Holdings     Enterprises
                                                                          --------      -----------       --------     -----------
                               ASSETS
Current assets:
  Cash                                                                    $     10        $       -        $      -     $      -
  Restricted investments                                                     5,805                -               -            -
  Other current assets                                                       1,792            1,714               4            -
                                                                          --------        ---------        --------     --------
       Total current assets                                                  7,607            1,714               4            -
Noncurrent assets:
  Restricted investments                                                     8,880                -               -            -
  Intercompany notes receivable                                                  -           67,366               -            -
  Other assets                                                               1,807            4,197               -            -
                                                                          --------        ---------        --------     --------
       Total noncurrent assets                                              10,687           71,563               -            -
Investments in subsidiaries                                                 37,178           90,488          11,282       11,282
                                                                          --------        ---------        --------     --------
Total assets                                                              $ 55,472        $ 163,765        $ 11,286     $ 11,282
                                                                          ========        =========        ========     ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued interest                                                        $  2,613        $   5,277        $      -     $      -
  Other current liabilities                                                    228              691             109            -
                                                                          --------        ---------        --------     --------
       Total current liabilities                                             2,841            5,968             109            -
Noncurrent liabilities:
  Long-term debt                                                            48,000          120,000               -            -
  Other liabilities                                                              -              619               -            -
                                                                          --------        ---------        --------     --------
       Total noncurrent liabilities                                         48,000          120,619               -            -
Stockholders' equity:
  Preferred stock, no par value, 100,000 shares authorized,
      issued 20,000 shares of Series A                                       9,906                -           9,906            -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
      and 200 shares authorized, issued 104,100 shares and
      200 shares at March 31, 1999 and 100,000 shares and
      200 shares at March 31, 1998, respectively                                 1                -               1            -
  Additional paid-in capital                                                   332           39,482              98       10,100
  Retained earnings (deficit)                                               (5,748)          (2,444)          1,174        1,182
  Accumulated other comprehensive income                                       140              140               -            -
                                                                          --------        ---------        --------     --------
                                                                             4,631           37,178          11,179       11,282
Less common stock in treasury - 1,600 shares                                     -                -              (2)           -
                                                                          --------        ---------        --------     --------
          Total stockholders' equity                                         4,631           37,178          11,177       11,282
                                                                          --------        ---------        --------     --------
Total liabilities and stockholders' equity                                $ 55,472        $ 163,765        $ 11,286     $ 11,282
                                                                          ========        =========        ========     ========


                 See notes to parent only financial statements.

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY


STATEMENTS OF OPERATIONS
(In thousands)
---------------------------------------------------------------------------------------------------------------------------------

For the years ended March 31,                                                     1999                            1998
---------------------------------------------------------------------  ---------------------------     ---------------------------
                                                                         Holdings      Enterprises      Holdings       Enterprises
                                                                       -----------     -----------     ----------      -----------
Net (loss) income from subsidiary operations                           $ (3,626)        $   (449)       $ 1,182          $ 1,182

General and administrative expenses                                           -                -              8                -
                                                                       --------         ---------       -------          -------

Operating (loss) income                                                  (3,626)            (449)         1,174            1,182

Interest expense, net of Holdings' interest
     income of $931 and Enterprises'
     intercompany interest income of $7,266                              (5,071)          (4,887)             -                -
                                                                       --------         ---------       -------          -------

(Loss) income before benefit for income taxes                            (8,697)          (5,336)         1,174            1,182

Benefit for income taxes                                                 (1,775)          (1,710)             -                -
                                                                       --------         ---------       -------          -------

Net (loss) income                                                      $ (6,922)        $ (3,626)       $ 1,174          $ 1,182
                                                                       ========         =========       =======          =======
















                 See notes to parent only financial statements.

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY


STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

For the years ended March 31,                                                       1999                            1998
---------------------------------------------------------------------    --------------------------        ------------------------
                                                                         Holdings       Enterprises        Holdings     Enterprises
                                                                         --------       -----------        --------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                  $ (6,922)         $ (3,626)        $ 1,174       $ 1,182
     Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
           Equity in net loss (income) of subsidiaries                     3,626               449          (1,182)       (1,182)
           Amortization                                                      269               576               -             -
           Deferred income taxes                                          (1,775)           (1,710)              -             -
     Changes in assets and liabilities:
           Intercompany notes receivable                                       -              (966)              -             -
           Accrued interest                                                2,613             5,277               -             -
                                                                        ---------          -------         -------       -------
Net cash used in operating activities                                     (2,189)                -              (8)            -
                                                                        ---------         --------         -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of The B. Manischewitz Company, LLC,
          net of cash acquired                                                 -          (124,255)              -             -
     Equity investment in Enterprises                                    (29,382)                -               -             -
                                                                        ---------         --------         -------       -------
Net cash used in investing activities                                    (29,382)         (124,255)              -             -
                                                                        ---------         --------         -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                             48,000           120,000               -             -
     Payment of debt issuance costs                                       (1,730)           (4,759)              -             -
     Funding of interest escrow account                                  (16,991)                -               -             -
     Payment from interest escrow account                                  3,120                 -               -             -
     Funding of intercompany note receivable                                   -           (21,300)              -             -
     Proceeds from issuance and repurchase
          of common stock                                                    236                 -              (1)            -
     Equity investment from Holdings                                           -            29,382               -             -
     Other                                                                (1,054)              932            (725)            -
                                                                        ---------         --------         -------       -------
Net cash provided by (used in) financing activities                       31,581           124,255            (726)            -
                                                                        ---------         --------         -------       -------

Net increase (decrease) in cash                                               10                 -            (734)            -
Cash, beginning of year                                                        -                 -             734             -
                                                                        ---------         --------         -------       -------

Cash, end of year                                                       $     10          $      -         $     -       $     -
                                                                        =========         ========         =======       =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
          Interest                                                      $  3,120          $  6,300         $     -       $    -
          Income taxes                                                  $      1          $      4         $     -       $    -


                 See notes to parent only financial statements.

                       R.A.B. HOLDINGS, INC. - PARENT ONLY
                     R.A.B. ENTERPRISES, INC. - PARENT ONLY

                    NOTES TO PARENT ONLY FINANCIAL STATEMENTS


Basis of Presentation

         The accompanying financial statements are presented on the basis of recording investments in subsidiaries on the equity method of accounting.

         R.A.B. Enterprises, Inc. ("Enterprises") is a wholly owned-subsidiary of R.A.B. Holdings, Inc. ("Holdings"). On January 26, 1998, Holdings formed Enterprises and on May 1, 1998 contributed its wholly-owned subsidiary Millbrook Distribution Services Inc. to Enterprises. This contribution was accounted for as an "as if" pooling of interests.

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 1999 AND 1998
(In thousands)
--------------------------------------------------------------------------------

                                                                  Additions
                                                         ------------------------------
                                       Balance at        Charged to         Charged to                             Balance at
                                       beginning         costs and            other                                   end
Description                            of period          expenses          accounts (1)      Deductions (2)       of period
-----------                            ---------          --------          ------------      --------------       ---------

Year ended March 31, 1999
  Allowance for doubtful accounts         $2,441              152               879                (169)             $3,303

Year ended March 31, 1998
  Allowance for doubtful accounts         $2,251              415                30                (255)             $2,441











(1) For the year ended March 31, 1999, the amount principally relates to the acquisition of The B. Manischewitz Company, LLC.
(2) Amounts written off.