Form 10-Q
period 1999-06-30
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 1999-08-19
CIK 1067702, 1067700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED JUNE 30, 1999
                              -------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO ____________


                        Commission File number    333-66221
                                              ------------------



                   R.A.B. HOLDINGS, INC.                                              R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        -----------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
            (I.R.S. Employer identification No.)                               (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                                                                   10022
---------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                             (Zip Code)

Registrant's telephone number, including area code (212) 688-4500
                                                   --------------

                                       N/A
---------------------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X       No
                                 -----       -----

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                            Number
PART I.     FINANCIAL INFORMATION

  Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets - June 30, 1999 (Unaudited)
               and March 31, 1999                                                                             1

              Condensed Consolidated Statements of Operations - Three months ended
               June 30, 1999 and 1998 (Unaudited)                                                             2

              Condensed Consolidated Statements of Cash Flows - Three months ended
               June 30, 1999 and 1998 (Unaudited)                                                             3

              Notes to Condensed Consolidated Financial Statements (Unaudited)                               4-6

  Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                          7-10

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      10

PART II.    OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                                                       11

  Item 6.    Exhibits and Reports on Form 8-K                                                                11

SIGNATURES                                                                                                   12

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                                       June 30, 1999                      March 31, 1999
                                                                ---------------------------------  ---------------------------------
                                                                  Holdings        Enterprises        Holdings        Enterprises
                                                                --------------  -----------------  -------------   -----------------
                               ASSETS                                    (Unaudited)

Current assets:
    Cash                                                            $   1,428          $   1,334      $   2,088           $   2,078
    Accounts receivable                                                39,642             39,642         52,989              52,989
    Inventories                                                        65,817             65,817         62,061              62,061
    Restricted investments                                              3,001                  -          5,805                   -
    Other current assets                                                7,550              9,017         11,640               9,848
                                                                --------------  -----------------  -------------   -----------------
        Total current assets                                          117,438            115,810        134,583             126,976
                                                                --------------  -----------------  -------------   -----------------
Noncurrent assets:
    Restricted investments                                              3,124                  -          8,880                   -
    Other assets                                                       13,807             12,902         14,935              13,268
                                                                --------------  -----------------  -------------   -----------------
        Total noncurrent assets                                        16,931             12,902         23,815              13,268
Property, plant and equipment, net                                     37,377             37,377         38,467              38,467
Intangibles, net                                                       98,716             98,716        100,078             100,078
                                                                --------------  -----------------  -------------   -----------------

Total assets                                                        $ 270,462          $ 264,805      $ 296,943           $ 278,789
                                                                ==============  =================  =============   =================

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                            $   1,455          $   1,455      $   1,291           $   1,291
    Accounts payable                                                   44,343             44,343         55,866              55,866
    Other current liabilities                                          20,705             18,217         26,138              23,437
                                                                --------------  -----------------  -------------   -----------------
        Total current liabilities                                      66,503             64,015         83,295              80,594
                                                                --------------  -----------------  -------------   -----------------
Noncurrent liabilities:
    Long-term debt                                                    163,713            138,713        182,758             134,758
    Other liabilities                                                  24,218             24,218         26,259              26,259
                                                                --------------  -----------------  -------------   -----------------
        Total noncurrent liabilities                                  187,931            162,931        209,017             161,017

Stockholders' equity:
    Preferred stock, $500 par value, 100,000 shares authorized,
      25,000 and 20,000 shares of Series A issued and
      outstanding at June 30, 1999 and March 31, 1999                  12,344                  -          9,906                   -
      1,000 shares of Series B issued and outstanding
      at June 30, 1999                                                    500                  -              -                   -
    Common stock, $.01 and $1.00 par value, 1,000,000 shares
      and 200 shares authorized, issued 104,100 shares and
      200 shares at June 30, 1999 and March 31, 1999                        1                  -              1                   -
    Additional paid-in capital                                            394             39,482            332              39,482
    Retained earnings (deficit)                                         2,581             (1,831)        (5,748)             (2,444)
    Accumulated other comprehensive income                                208                208            140                 140
                                                                --------------  -----------------  -------------   -----------------
        Total stockholders' equity                                     16,028             37,859          4,631              37,178
                                                                --------------  -----------------  -------------   -----------------

Total liabilities and stockholders' equity                          $ 270,462          $ 264,805      $ 296,943           $ 278,789
                                                                ==============  =================  =============   =================

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------


                                                                       Three Months Ended                 Three Months Ended
                                                                          June 30, 1999                     June 30, 1998
                                                                 --------------------------------  ---------------------------------
                                                                   Holdings        Enterprises       Holdings        Enterprises
                                                                 --------------  ----------------  -------------   -----------------
                                                                          (Unaudited)                       (Unaudited)

Revenues                                                             $ 125,820         $ 125,774      $ 116,571           $ 116,571

Costs and expenses:
       Cost of sales                                                    97,878            97,878         88,915              88,915
       Selling                                                          11,370            11,370         11,994              11,994
       Distribution and warehousing                                      9,762             9,762          9,102               9,102
       General and administrative                                        5,912             5,909          5,935               5,935
       Amortization of intangibles                                         762               762            400                 400
                                                                 --------------  ----------------  -------------   -----------------

                   Total costs and expenses                            125,684           125,681        116,346             116,346
                                                                 --------------  ----------------  -------------   -----------------


Operating income                                                           136                93            225                 225

Interest expense, net                                                    4,714             3,918          3,863               2,973
                                                                 --------------  ----------------  -------------   -----------------


Loss before benefit for income taxes and
   extraordinary item                                                   (4,578)           (3,825)        (3,638)             (2,748)

Benefit for income taxes                                                (1,713)           (1,416)        (1,454)             (1,102)
                                                                 --------------  ----------------  -------------   -----------------


Loss before extraordinary item                                          (2,865)           (2,409)        (2,184)             (1,646)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $7.3 million and
       $2.0 million, respectively                                       11,194             3,022              -                   -
                                                                 --------------  ----------------  -------------   -----------------

Net income (loss)                                                    $   8,329         $     613      $  (2,184)          $  (1,646)
                                                                 ==============  ================  =============   =================

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. INTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                     Three Months Ended                Three Months Ended
                                                                       June 30, 1999                     June 30, 1998
                                                               --------------------------------  --------------------------------
                                                                 Holdings       Enterprises        Holdings       Enterprises
                                                               -------------  -----------------  -------------  -----------------
                                                                      (Unaudited)                       (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                 $   8,329          $     613     $   (2,184)        $   (1,646)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Net gain on early extinguishment of debt                        (11,194)            (3,022)             -                  -
      Depreciation and amortization                                     2,327              2,289          1,861              1,834
  Changes in assets and liabilities:
      Accounts receivable                                              13,347             13,347          5,381              5,381
      Inventories                                                      (3,756)            (3,756)        (2,662)            (2,662)
      Accounts payable                                                (11,523)           (11,523)         5,792              5,792
      Other assets and liabilities                                     (9,378)            (7,008)          (127)              (640)
                                                                 -------------  -----------------  -------------  -----------------

Net cash (used in) provided by operating activities                   (11,848)            (9,060)         8,061              8,059
                                                                 -------------  -----------------  -------------  -----------------

Cash flows from investing activities:
  Purchase of The B. Manischewitz Company, LLC,
    net of cash acquired                                                    -                  -       (124,255)          (124,255)
  Acquisitions of plant and equipment                                  (1,237)            (1,237)          (941)              (941)
                                                                 -------------  -----------------  -------------  -----------------

Net cash used in investing activities                                  (1,237)            (1,237)      (125,196)          (125,196)
                                                                 -------------  -----------------  -------------  -----------------

Cash flows from financing activities:
  Proceeds from issuance and (repurchase of) long-term debt           (15,166)            (6,416)       168,000            120,000
  Payment of debt issuance costs                                            -                  -         (5,975)            (4,348)
  Funding of Interest Escrow Account                                        -                  -        (16,991)                 -
  Payments from Interest Escrow Account                                 8,622                  -              -                  -
  Borrowings (repayments) under Credit Agreement                       15,969             15,969        (27,789)           (27,789)
  Proceeds from issuance of preferred stock                             3,000                  -              -                  -
  Proceeds from issuance and
    (repurchase of) common stock                                            -                  -             (2)                 -
  Equity investment from Holdings                                           -                  -              -             29,382
                                                                 -------------  -----------------  -------------  -----------------

Net cash provided by financing activities                              12,425              9,553        117,243            117,245
                                                                 -------------  -----------------  -------------  -----------------

Net (decrease) increase in cash                                          (660)              (744)           108                108

Cash, beginning of period                                               2,088              2,078          2,623              2,623
                                                                 -------------  -----------------  -------------  -----------------

Cash, end of period                                                 $   1,428          $   1,334     $    2,731         $    2,731
                                                                 =============  =================  =============  =================

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                        $   9,772          $   6,843     $      499         $      499
    Income taxes                                                    $      46          $      46     $      745         $      745

           See notes to Condensed Consolidated Financial Statements

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation
         ---------------------

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

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of March 31, 1999 and 1998 contained in the Company's Form 10-K filed with the Securities and Exchange Commission.

On May 1, 1998, Enterprises acquired all of the outstanding interests of Manischewitz for approximately $126.2 million through the issuance of $120 million Senior Notes due 2005 bearing interest at 10.5% ("10.5% Notes") and the issuance by Holdings of $48 million Senior Notes due 2008 bearing interest at 13% ("13% Notes"). The 10.5% Notes are fully and unconditionally guaranteed on a joint and several basis by Millbrook and Manischewitz. Accordingly, as the combined financial statements of the subsidiaries guaranteeing the 10.5% Notes are substantially equivalent to the consolidated financial statements of Enterprises, no separate financial statements of Millbrook and Manischewitz are presented since management has determined that such information is not material to investors.

The 13% Notes pay interest for the first three years, semi-annually from an interest escrow account which was established upon their issuance. The interest escrow account consists of treasury securities which have been accounted for as held to maturity and are classified on the condensed consolidated balance sheets as Restricted investments. These Restricted investments, which mature November 1 and May 1 during each of the first three years the 13% Notes are outstanding, may only be used to pay the semi-annual interest due.

The pro forma consolidated historical results, as if the Manischewitz business had been acquired at the beginning of the period presented is as follows (in thousands):

                                     Three Months Ended
                                       June 30, 1998
                                ---------------------------------
                                  Holdings           Enterprises
                                -------------     ---------------

Revenues                         $ 118,738            $ 118,738
Net loss                         $  (4,063)           $  (2,220)

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE A - Basis of Presentation (continued)
         ---------------------

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the periods ended June 30, 1999 and 1998.

NOTE B - Inventories
         -----------

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):


                                     June 30,          March 31,
                                      1999               1999
                                --------------     --------------
    Raw materials                $    1,076         $     1,219
    Finished goods                   64,741              60,842
                                --------------     --------------
                                 $   65,817         $    62,061
                                ==============     ==============


NOTE C - Related Party Transactions
         --------------------------

For the three month periods ended June 30, 1999 and 1998, the Company paid $390,000 and $300,000, respectively, to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Comprehensive Income
         --------------------

For the period ended June 30, 1999, Holdings' and Enterprises' comprehensive income was $8,397,000 and $681,000, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
--------------------------------------------------------------------------------


NOTE E - Segment Reporting
         -----------------

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's interim financial statements.


         For the three month
         period ended June 30,                             1999                               1998
         ---------------------                 -------------------------------    ------------------------------
                                                 Holdings         Enterprises       Holdings         Enterprises
                                                 --------         -----------       --------         -----------

         Revenues
           Millbrook .......................    $    120,761    $     120,761     $     112,636    $     112,636
           Manischewitz.....................           5,113            5,113             4,060            4,060
                                                ------------    -------------     -------------    -------------
             Total segment revenues.........         125,874          125,874           116,696          116,696
           Corporate items, principally
              the elimination of
              intercompany sales............             (54)            (100)             (125)            (125)
                                                ------------    -------------     -------------    -------------
                                                $    125,820    $     125,774     $     116,571    $     116,571
                                                ============    =============     =============    =============

         Operating income
           Millbrook .......................    $      1,674    $       1,674     $       1,882    $       1,882
           Manischewitz.....................             298              298               361              361
                                                ------------    -------------     -------------    -------------
             Total segment operating
               income.......................           1,972            1,972             2,243            2,243
           Corporate items and
               eliminations.................          (1,836)          (1,879)           (2,018)          (2,018)
                                                ------------    -------------     -------------    -------------
                                                $        136    $          93     $         225    $         225
                                                ============    =============     =============    =============


NOTE F - Extraordinary Item - Early Extinguishment of Debt
         -------------------------------------------------

During the three month period ended June 30, 1999, Enterprises repurchased approximately $11.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $3 million, net of income taxes of approximately $2 million. In addition, the stockholders of Holdings purchased $3 million of additional preferred stock to partially fund Holdings' repurchase of $23 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.3 million. These transactions were recorded as extraordinary items.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended June 30, 1999 increased $9.2 million or 7.9% to $125.8 million, as compared to $116.6 million for the three month period ended June 30, 1998. Revenues include Millbrook sales of $120.8 million and Manischewitz' sales of $5.1 million for the three month period ended June 30, 1999, as compared to Millbrook's sales of $112.6 million and Manischewitz' sales of $4.1 million for the three month period ended June 30, 1998. Intersegment sales, which are eliminated in consolidation, were ($0.1) million for the three month periods ended June 30, 1999 and 1998, respectively.

Millbrook's revenues increased $8.2 million or 7.2%, as compared to the comparable period of the prior year. This increase is principally due to the addition of new customers and the growth of sales to existing customers.

Manischewitz' revenues increased $1.0 million or 25.9%, as compared to the comparable period of the prior year. However, since Manischewitz was acquired on May 1, 1998, the prior period revenues only represent two months of the quarterly period. Had the comparable pre-acquisition period been included in the three month period ended June 30, 1998, Manischewitz' revenues would have decreased $1.1 million or (17.9%) to $5.1 million. This decline is principally due to customer account changes in Manischewitz' northeast distributor network resulting in a slower order rate during the transition period. Management expects that this transition period will continue into the second quarter of this fiscal year.

Gross Profit. Gross profit for the three month period ended June 30, 1999 was $27.9 million, as compared to $27.6 million for the three month period ended June 30, 1998, an increase of 0.9%. As a percentage of revenues, the gross profit margin decreased to 22.2% for the three month period ended June 30, 1999, as compared to 23.7% for the three month period ended June 30, 1998.

The increase in gross profit dollars and its impact on gross profit margin for three month period is primarily due to:

(i) the contribution of the incremental gross profit on Manischewitz' sales ($0.2 million or 0.0%). Had the comparable pre-acquisition period been included in the three month period ended June 30, 1998, Manischewitz' gross profit would have decreased $0.8 million or (30.4%) to $1.8 million and its gross profit margin would have decreased from 39.6% to 33.6%. This decline is principally due to the lower level of sales resulting in underabsorption of manufacturing overhead; and

(ii) additional margin dollars associated with Millbrook's increased sales, substantially offset by reduced margins within the health and beauty care and general merchandise segments of our distribution business due to sustained competitive pressures and lower gross margin sales due to the growth of Millbrook's non-serviced customer base as a percentage of its total customer base ($0.2 million or (1.5%)).

Operating Expenses. Distribution and warehousing expenses for the three month period ended June 30, 1999 were $9.8 million, as compared to $9.1 million for the three month period ended June 30, 1998. This increase is principally due to the reconfiguration of certain of Millbrook's distribution facilities to accommodate the addition of new customers and the growth of existing customers, as well as the additional transportation costs to service this business.

Selling, general and administrative expenses for the three month period ended June 30, 1999 were $17.3 million, as compared to $17.9 million for the three month period ended June 30, 1998. The $0.6 million decrease for the three month period consists of:

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS  (Continued)

Operating Expenses (Continued).

(i) a $1.0 million or (6.0%) decrease from Millbrook's operations for the three month period ended June 30, 1999. This decrease primarily relates to reduced payroll and related costs associated with the growth of Millbrook's non-serviced customer base requiring lower overall headcount;

(ii) a $0.4 million or 28.9% increase from Manischewitz' operations for the three month period ended June 30, 1999. Had the comparable pre-acquisition period been included in the three month period ended June 30, 1998, Manischewitz' selling, general and administrative expenses would have decreased $0.3 million or (14.3%). This decrease is primarily due to lower promotional sales program costs associated with Manischewitz' reduced revenues.

Amortization of intangibles was $0.8 million for the three month period ended June 30, 1999, as compared to $0.4 million for the three month period ended June 30, 1998. This increase resulted from the comparable prior period including only two months of amortization as Manischewitz was acquired on May 1, 1998 and the finalization of the Company's allocation of intangibles in its March 31, 1999 fiscal year end financial statements.

Interest Expense. Interest expense for the three month period ended June 30, 1999 was $4.7 million (consisting of $0.8 million for Holdings and $3.9 million for Enterprises), as compared to $3.9 million (consisting of $0.9 million for Holdings and $3.0 million for Enterprises) for the three month period ended June 30, 1998. The increased interest expense is primarily attributable to the $168 million of Senior Notes which were sold in May 1998 to fund the acquisition of Manischewitz and additional borrowings under the Company's Credit Agreement, resulting in higher average debt outstanding.

Taxes. The benefit for income taxes for the three month period ended June 30, 1999 was $1.7 million (consisting of $0.3 million for Holdings and $1.4 million for Enterprises), as compared to $1.5 million (consisting of $0.4 million for Holdings and $1.1 million for Enterprises) for the three month period ended June 30, 1998. The change in benefit of ($0.1) million and $0.3 million for Holdings and Enterprises, respectively, principally relates to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the three month period ended June 30, 1999 was $11.2 million (consisting of $8.2 million, net of income taxes of $5.3 million for Holdings and $3.0 million, net of income taxes of $2.0 million for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% Notes and Enterprises' repurchase of approximately $11.9 million of its outstanding 10.5% Notes.

Net Income (Loss). As a result of the foregoing, the net income for the three month period ended June 30, 1999 was $8.3 million (consisting of $7.7 million for Holdings and $0.6 million for Enterprises), as compared to a net loss of $2.2 million (consisting of $0.6 million for Holdings and $1.6 million for Enterprises) for the three month period ended June 30, 1998.

Impact of New Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 when it becomes effective. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS  (Continued)

Financial Condition, Liquidity and Capital Resources

Operations for the three months ended June 30, 1999, excluding the net gain on the early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.5 million for Holdings and $0.1 million for Enterprises, as compared to utilizing cash of $0.3 million for Holdings and providing cash of $0.2 million for Enterprises, for the three months ended June 30, 1998. During the three month period ended June 30, 1999 and 1998, other changes in assets and liabilities resulting from operating activities utilized cash of $11.3 million for Holdings and $9.0 million for Enterprises and provided cash of $8.4 million for Holdings and $7.9 million for Enterprises, respectively, resulting in net cash used in operating activities of $11.8 million for Holdings and $9.1 million for Enterprises and net cash provided by operating activities of $8.1 million for each of Holdings and Enterprises, respectively.

Investing activities, which principally consisted of acquisitions of property and equipment in both periods and the purchase of Manischewitz in the 1998 period, resulted in a use of cash of $1.2 million and $125.2 million for the three month periods ended June 30, 1999 and 1998 for each of Holdings and Enterprises, respectively.

During the three month period ended June 30, 1999, financing activities principally consisted of the repurchase of $23 million of long-term debt for $8.8 million by Holdings and $11.9 million of long-term debt for $6.4 million by Enterprises, offset by $8.6 million of payments from the Interest Escrow Account by Holdings; additional borrowings of $16.0 million under the Credit Agreement; and $3 million of proceeds from the issuance of preferred stock by Holdings, resulted in cash provided of $12.4 million for Holdings and $9.6 million for Enterprises. During the three month period ended June 30, 1998, financing activities, which principally consisted of the sale of $168.0 million of senior notes, offset by debt issuance costs of $6.0 million, the funding of a $17.0 million interest escrow account and the repayment of borrowings under the Credit Agreement of $27.8 million provided cash of $117.2 million for each of Holdings and Enterprises.

As a result of the early extinguishment of debt during the three month period ended June 30, 1999, Holdings' and Enterprises' annual interest expense was reduced by $3.1 million and $0.7 million, respectively.

Year 2000

We utilize computer technologies throughout our business to effectively carry out day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities and equipment. Similar to most companies, as the year 2000 approaches we must determine if our systems are capable of properly recognizing and processing date sensitive information. We are using a multiphased concurrent approach to address the year 2000 project, which include the awareness, assessment, remediation, validation and implementation phases. We have completed the awareness and assessment phases of the project and are significantly involved in the remediation phase. We are actively correcting and replacing those systems which are not year 2000 ready to ensure our ability to continue to meet the internal needs of our organization and the needs of our suppliers and customers. As of June 30, 1999, we believe that all of Millbrook's critical systems are year 2000 compliant. With respect to Manischewitz, the installation of an upgraded software package is in process. We presently believe that the completion of the Manischewitz upgrade and the ancillary systems at Millbrook, representing the substantive remaining portions of our year 2000 project, will be completed by September 30, 1999. This process includes the testing of critical systems to ensure that the year 2000 readiness has been accomplished. We currently believe we will be able to modify, replace or mitigate the affected systems in time to avoid any material detrimental impact on operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Concluded)

Year 2000 (Continued)

We estimate that the aggregate costs of the year 2000 project will be approximately $1.25 million, including costs already incurred of approximately $0.8 million through June 30, 1999. The anticipated impact and costs of the project, as well as the date on which we expect to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results may differ materially from those plans. Based upon our current estimates and information currently available, we do not anticipate that the costs associated with this project will have a material adverse effect on our consolidated financial position, results of operations or cash flows in future periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 1999 filed with the Securities and Exchange Commission.

                                ---------------

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Additionally, written materials issued and oral statements made from time to time by Holdings and Enterprises may contain forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends" and other words of similar meaning. Execution of business and acquisition strategies, expansion of product lines and increase of distribution networks or product sales are areas, among others, whose future success may be difficult to predict. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections regarding the food and wholesale distribution industries. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of Holdings' and Enterprises' control. Given theses uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements herein to reflect future events or developments.

Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of Holdings' and Enterprises' products, the action of current and potential new competitors, changes in technology and economic conditions.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of unregistered securities during the quarter. During the quarter ended June 30, 1999, Holdings issued and sold 5,000 shares of its Series A Preferred Stock for an aggregate consideration of $2,500,000 and 1,000 shares of its Series B Preferred Stock for an aggregate consideration of $500,000. All of these shares were sold to existing stockholders of Holdings. Each share is convertible into shares of Common Stock of Holdings following an initial public offering of its shares of Common Stock. These shares have not been registered with the Securities and Exchange Commission in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

             a.      Exhibits

                     27.1 Financial Data Schedule for R.A.B. Holdings, Inc. for the three months ended June 30, 1999.
                     27.2 Financial Data Schedule for R.A.B. Enterprises, Inc. for the three months ended June 30, 1999.

             b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        R.A.B. HOLDINGS, INC.


August 20, 1999                                         /s/ Richard A. Bernstein
                                                        ------------------------
                                                        Richard A. Bernstein
                                                        Chairman

August 20, 1999                                         /s/ Steven M. Grossman
                                                        ----------------------
                                                        Steven M. Grossman
                                                        Chief Financial Officer


                                                        R.A.B. ENTERPRISES, INC.


August 20, 1999                                         /s/ Richard A. Bernstein
                                                        ------------------------
                                                        Richard A. Bernstein
                                                        Chairman

August 20, 1999                                         /s/ Steven M. Grossman
                                                        ----------------------
                                                        Steven M. Grossman
                                                        Chief Financial Officer