Form 10-Q
period 1999-09-30
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 1999-11-12
CIK 1067702, 1067700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________ TO ____________

                      Commission File number     333-66221

         R.A.B. HOLDINGS, INC.                   R.A.B. ENTERPRISES, INC.
--------------------------------------    --------------------------------------
(Exact name of registrant as                   (Exact name of registrant as
specified in its charter)                        specified in its charter)

                DELAWARE                                  DELAWARE
--------------------------------------    --------------------------------------
     (State or other jurisdiction of          (State or other jurisdiction of
     incorporation or organization)            incorporation or organization)

               13-3893246                                13-3988873
--------------------------------------    --------------------------------------
  (I.R.S. Employer identification No.)      (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                            10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

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

                                 Yes [X]   No [_]

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - September 30,
            1999 (Unaudited) and March 31, 1999                              1

           Condensed Consolidated Statements of Operations - Three
            months ended September 30, 1999 and 1998 (Unaudited)             2

           Condensed Consolidated Statements of Operations - Six
            months ended September 30, 1999 and 1998 (Unaudited)             3

           Condensed Consolidated Statements of Cash Flows - Six
            months ended September 30, 1999 and 1998 (Unaudited)             4

           Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                     5-8

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              9-13

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        13

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds                         14

Item 6.   Exhibits and Reports on Form 8-K                                  14

SIGNATURES                                                                  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                                              September 30, 1999                March 31, 1999
                                                                           ------------------------       -------------------------
                                                                            Holdings     Enterprises      Holdings       Enterprises
                                                                           ---------      ---------       ---------       ---------
                        ASSETS                                                    (Unaudited)
Current assets:
   Cash                                                                    $   3,142      $   3,102       $   2,088       $   2,078
   Accounts receivable                                                        41,887         41,887          52,989          52,989
   Inventories                                                                69,302         69,302          62,061          62,061
   Restricted investments                                                      3,091             --           5,805              --
   Other current assets                                                        6,812          7,928          11,640           9,848
                                                                           ---------      ---------       ---------       ---------
      Total current assets                                                   124,234        122,219         134,583         126,976
                                                                           ---------      ---------       ---------       ---------
Noncurrent assets:
   Restricted investments                                                      3,119             --           8,880              --
   Other assets                                                               12,041         11,816          14,935          13,268
                                                                           ---------      ---------       ---------       ---------
      Total noncurrent assets                                                 15,160         11,816          23,815          13,268
Property, plant and equipment, net                                            36,646         36,646          38,467          38,467
Intangibles, net                                                              98,259         98,259         100,078         100,078
                                                                           ---------      ---------       ---------       ---------

Total assets                                                               $ 274,299      $ 268,940       $ 296,943       $ 278,789
                                                                           =========      =========       =========       =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                                    $   1,619      $   1,619       $   1,291       $   1,291
   Accounts payable                                                           52,606         52,606          55,866          55,866
   Other current liabilities                                                  23,143         20,522          26,138          23,437
                                                                           ---------      ---------       ---------       ---------
      Total current liabilities                                               77,368         74,747          83,295          80,594
                                                                           ---------      ---------       ---------       ---------
Noncurrent liabilities:
   Long-term debt                                                            158,262        133,262         182,758         134,758
   Other liabilities                                                          23,037         23,037          26,259          26,259
                                                                           ---------      ---------       ---------       ---------
      Total noncurrent liabilities                                           181,299        156,299         209,017         161,017

Stockholders' equity:
   Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 and 20,000 shares of Series A issued and
    outstanding at September 30, 1999 and March 31, 1999                      12,344             --           9,906              --
    1,000 shares of Series B issued and outstanding
    at September 30, 1999                                                        500             --              --              --
   Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares at September 30, 1999 and 104,100 shares and
    200 shares at March 31, 1999                                                   1             --               1              --
   Additional paid-in capital                                                    422         39,482             332          39,482
   Retained earnings (deficit)                                                 2,271         (1,682)         (5,748)         (2,444)
   Accumulated other comprehensive income                                         94             94             140             140
                                                                           ---------      ---------       ---------       ---------
      Total stockholders' equity                                              15,632         37,894           4,631          37,178
                                                                           ---------      ---------       ---------       ---------

Total liabilities and stockholders' equity                                 $ 274,299      $ 268,940       $ 296,943       $ 278,789
                                                                           =========      =========       =========       =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------

                                                                        Three Months Ended                  Three Months Ended
                                                                        September 30, 1999                  September 30, 1998
                                                                    ---------------------------         ---------------------------
                                                                    Holdings         Enterprises        Holdings         Enterprises
                                                                    ---------         ---------         ---------         ---------
                                                                            (Unaudited)                         (Unaudited)
Revenues                                                            $ 145,271         $ 145,271         $ 117,884         $ 117,884

Costs and expenses:
       Cost of sales                                                  113,179           113,179            90,333            90,333
       Selling                                                         12,410            12,410            12,802            12,802
       Distribution and warehousing                                    11,228            11,228             9,402             9,402
       General and administrative                                       6,199             6,196             5,866             5,866
       Amortization of intangibles                                        757               757               614               614
                                                                    ---------         ---------         ---------         ---------

                   Total costs and expenses                           143,773           143,770           119,017           119,017
                                                                    ---------         ---------         ---------         ---------

Operating income (loss)                                                 1,498             1,501            (1,133)           (1,133)

Interest expense, net                                                   4,693             3,938             5,334             3,932
                                                                    ---------         ---------         ---------         ---------

Loss before benefit for income taxes and
       extraordinary item                                              (3,195)           (2,437)           (6,467)           (5,065)

Benefit for income taxes                                               (1,165)             (866)           (1,375)           (1,684)
                                                                    ---------         ---------         ---------         ---------

Loss before extraordinary item                                         (2,030)           (1,571)           (5,092)           (3,381)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $1.1 million and
       $1.1 million, respectively                                       1,720             1,720                --                --
                                                                    ---------         ---------         ---------         ---------

Net income (loss)                                                   $    (310)        $     149         $  (5,092)        $  (3,381)
                                                                    =========         =========         =========         =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                                          Six Months Ended                   Six Months Ended
                                                                         September 30, 1999                 September 30, 1998
                                                                    ---------------------------         ---------------------------
                                                                     Holdings        Enterprises        Holdings         Enterprises
                                                                    ---------         ---------         ---------         ---------
                                                                            (Unaudited)                         (Unaudited)
Revenues                                                            $ 271,091         $ 271,045         $ 234,455         $ 234,455

Costs and expenses:
       Cost of sales                                                  211,057           211,057           179,248           179,248
       Selling                                                         23,780            23,780            24,796            24,796
       Distribution and warehousing                                    20,990            20,990            18,504            18,504
       General and administrative                                      12,111            12,105            11,801            11,801
       Amortization of intangibles                                      1,519             1,519             1,014             1,014
                                                                    ---------         ---------         ---------         ---------

                   Total costs and expenses                           269,457           269,451           235,363           235,363
                                                                    ---------         ---------         ---------         ---------

Operating income (loss)                                                 1,634             1,594              (908)             (908)

Interest expense, net                                                   9,407             7,856             9,197             6,905
                                                                    ---------         ---------         ---------         ---------

Loss before benefit for income taxes and
       extraordinary item                                              (7,773)           (6,262)          (10,105)           (7,813)

Benefit for income taxes                                               (2,878)           (2,282)           (2,829)           (2,786)
                                                                    ---------         ---------         ---------         ---------

Loss before extraordinary item                                         (4,895)           (3,980)           (7,276)           (5,027)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $8.4 million and
       $3.1 million, respectively                                      12,914             4,742                --                --
                                                                    ---------         ---------         ---------         ---------

Net income (loss)                                                   $   8,019         $     762         $  (7,276)        $  (5,027)
                                                                    =========         =========         =========         =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                               Six Months Ended                Six Months Ended
                                                                              September 30, 1999              September 30, 1998
                                                                          -------------------------       -------------------------
                                                                           Holdings      Enterprises       Holdings      Enterprises
                                                                          ---------       ---------       ---------       ---------
                                                                                 (Unaudited)                     (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                                       $   8,019       $     762       $  (7,276)      $  (5,027)
  Adjustments to reconcile net income (loss) to net
   cash (used in) provided by operating activities:
    Net gain on early extinguishment of debt                                (12,914)         (4,742)             --              --
    Depreciation and amortization                                             4,729           4,653           4,304           4,179
  Changes in assets and liabilities:
    Accounts receivable                                                      11,102          11,102           9,961           9,961
    Inventories                                                              (7,241)         (7,241)         (6,749)         (6,749)
    Accounts payable                                                         (3,260)         (3,260)          5,353           5,353
    Other assets and liabilities                                             (7,628)         (5,597)           (873)         (2,998)
                                                                          ---------       ---------       ---------       ---------

Net cash (used in) provided by operating activities                          (7,193)         (4,323)          4,720           4,719
                                                                          ---------       ---------       ---------       ---------

Cash flows from investing activities:
  Purchase of The B. Manischewitz Company, LLC,
   net of cash acquired                                                          --              --        (124,255)       (124,255)
  Acquisitions of plant and equipment                                        (2,069)         (2,069)         (1,790)         (1,790)
                                                                          ---------       ---------       ---------       ---------

Net cash used in investing activities                                        (2,069)         (2,069)       (126,045)       (126,045)
                                                                          ---------       ---------       ---------       ---------

Cash flows from financing activities:
  Proceeds from issuance and (repurchase of) long-term debt                 (21,016)        (12,266)        168,000         120,000
  Payment of debt issuance costs                                                 --              --          (5,975)         (4,348)
  Funding of Interest Escrow Account                                             --              --         (16,991)             --
  Payments from Interest Escrow Account                                       8,622              --              --              --
  Borrowings (repayments) under Credit Agreement                             19,682          19,682         (22,232)        (22,232)
  Proceeds from issuance of preferred stock                                   3,000              --              --              --
  Proceeds from issuance and
   (repurchase of) common stock                                                  28              --              (1)             --
  Equity investment from Holdings                                                --              --              --          29,382
                                                                          ---------       ---------       ---------       ---------

Net cash provided by financing activities                                    10,316           7,416         122,801         122,802
                                                                          ---------       ---------       ---------       ---------

Net increase in cash                                                          1,054           1,024           1,476           1,476

Cash, beginning of period                                                     2,088           2,078           2,623           2,623
                                                                          ---------       ---------       ---------       ---------

Cash, end of period                                                       $   3,142       $   3,102       $   4,099       $   4,099
                                                                          =========       =========       =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                               $  10,647       $   7,718       $     844       $     844
   Income taxes                                                           $     318       $      93       $     749       $     747

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

The pro forma consolidated historical results, as if the Manischewitz business had been acquired at the beginning of the period presented is as follows (in thousands):

                                          Six Months Ended
                                         September 30, 1998
                                   -------------------------------
                                   Holdings             Enterprises
                                   ---------             ---------
               Revenues            $ 236,622             $ 238,986
               Net loss            $  (6,264)            $  (4,036)

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation (continued)

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three and six month periods ended September 30, 1999 and 1998 and cash flows for the six month periods ended September 30, 1999 and 1998.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                           September 30,        March 31,
                                               1999               1999
                                          --------------     --------------
               Raw materials                $  2,120            $  1,219
               Finished goods                 67,182              60,842
                                          --------------     --------------
                                            $ 69,302            $ 62,061
                                          ==============     ==============

NOTE C - Related Party Transactions

The Company paid $390,000 and $300,000 for the three month periods ended September 30, 1999 and 1998, respectively, and $780,000 and $600,000 for the six month periods ended September 30, 1999 and 1998, respectively, to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Comprehensive Income

Holdings' and Enterprises' comprehensive income (loss) was ($424,000) and $35,000 for the three month periods ended September 30, 1999 and 1998, respectively, and $7,973,000 and $716,000 for the six month periods ended September 30, 1999 and 1998, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE E - Segment Reporting

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's interim financial statements.

For the three month
period ended September 30,                                              1999                                      1998
                                                           ------------------------------            ------------------------------
                                                            Holdings           Enterprises           Holdings            Enterprises
                                                           ---------            ---------            ---------            ---------
Revenues
  Millbrook ....................................           $ 138,042            $ 138,042            $ 110,895            $ 110,895
  Manischewitz .................................               7,671                7,671                7,106                7,106
                                                           ---------            ---------            ---------            ---------
    Total segment revenues .....................             145,713              145,713              118,001              118,001
  Corporate items, principally
   the elimination of
   intercompany sales ..........................                (442)                (442)                (117)                (117)
                                                           ---------            ---------            ---------            ---------
                                                           $ 145,271            $ 145,271            $ 117,884            $ 117,884
                                                           =========            =========            =========            =========
Operating income
  Millbrook ....................................           $   3,699            $   3,699            $      83            $      83
  Manischewitz .................................                 511                  511                  780                  780
                                                           ---------            ---------            ---------            ---------
    Total segment operating
     income ....................................               4,210                4,210                  863                  863
  Corporate items and
   eliminations ................................              (2,712)              (2,709)              (1,996)              (1,996)
                                                           ---------            ---------            ---------            ---------
                                                           $   1,498            $   1,501            $  (1,133)           $  (1,133)
                                                           =========            =========            =========            =========

For the six month
period ended September 30,                                              1999                                      1998
                                                           ------------------------------            ------------------------------
                                                            Holdings           Enterprises           Holdings            Enterprises
                                                           ---------            ---------            ---------            ---------
Revenues
  Millbrook ....................................           $ 258,803            $ 258,803            $ 223,531            $ 223,531
  Manischewitz .................................              12,784               12,784               11,166               11,166
                                                           ---------            ---------            ---------            ---------
    Total segment revenues .....................             271,587              271,587              234,697              234,697
  Corporate items, principally
   the elimination of
   intercompany sales ..........................                (496)                (542)                (242)                (242)
                                                           ---------            ---------            ---------            ---------
                                                           $ 271,091            $ 271,045            $ 234,455            $ 234,455
                                                           =========            =========            =========            =========
Operating income
  Millbrook ....................................           $   5,373            $   5,373            $   1,965            $   1,965
  Manischewitz .................................                 809                  809                1,141                1,141
                                                           ---------            ---------            ---------            ---------
    Total segment operating
     income ....................................               6,182                6,182                3,106                3,106
  Corporate items and
   eliminations ................................              (4,548)              (4,588)              (4,014)              (4,014)
                                                           ---------            ---------            ---------            ---------
                                                           $   1,634            $   1,594            $    (908)           $    (908)
                                                           =========            =========            =========            =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE F - Extraordinary Item - Early Extinguishment of Debt

During the three month period ended September 30, 1999, Enterprises repurchased $9.0 million of its outstanding 10.5% Notes resulting in a gain of approximately $1.7 million, net of income taxes of approximately $1.1 million. During the six month period ended September 30, 1999, Enterprises repurchased approximately $20.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $4.7 million, net of income taxes of approximately $3.1 million. In addition, the stockholders of Holdings purchased $3.0 million of additional preferred stock to partially fund Holdings' repurchase of $23.0 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.3 million. These transactions were recorded as extraordinary items.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended September 30, 1999 increased $27.4 million or 23.2% to $145.3 million, as compared to $117.9 million for the three month period ended September 30, 1998. Revenues for the six month period ended September 30, 1999 increased $36.6 million or 15.6% to $271.1 million as compared to $234.4 million for the six month period ended September 30, 1998. Revenues include:

(i) Millbrook sales of $138.0 million and $258.8 million for the three and six month periods ended September 30, 1999, as compared to $110.9 million and $223.5 million for the three and six month periods ended September 30, 1998;

(ii) Manischewitz' sales of $7.7 million and $12.8 million for the three and six month periods ended September 30, 1999, as compared to $7.1 million and $11.2 million for the three and six month periods ended September 30, 1998; and

(iii) intersegment sales, which are eliminated in consolidation, of ($0.4) million and ($0.5) million for the three and six month periods ended September 30, 1999, as compared to ($0.1) million and ($0.2) million for the three and six month periods ended September 30, 1998.

Millbrook's revenues increased $27.1 million and $35.3 million or 24.4% and 15.8% for the three and six month periods ended September 30, 1999, as compared to the comparable periods of the prior year. This increase is principally due to the growth of sales to existing customers and the addition of new customers.

Manischewitz' revenues increased $0.6 million and $1.6 million or 7.8% and 14.3% for the three and six month periods ended September 30, 1999, as compared to the comparable period of the prior year. However, since Manischewitz was acquired on May 1, 1998, the prior period revenues only represent five months of the six month period. Had the comparable pre-acquisition period been included in the period ended September 30, 1998, Manischewitz' revenues would have decreased $0.5 million or (4.1%) to $12.8 million. The decline for the six month period was principally due to customer account changes in Manischewitz' northeast distributor network which had resulted in a slower order rate during the transition period. While there was some evidence of stabilization during the three month period ended September 30, 1999, Manischewitz terminated its largest northeast distributor subsequent to the end of the second quarter. Customers previously serviced by the former distributor will be assumed by Manischewitz' affiliate, Millbrook, as well as two other third-party distributors. Based upon the transition plan in process and information currently available, management does not believe that the change in distributors will have a negative impact on revenues during the second half of the fiscal year.

Gross Profit. Gross profit for the three and six month periods ended September 30, 1999 was $32.1 million and $60.0 million, as compared to $27.6 million and $55.2 million for the three and six month periods ended September 30, 1998, an increase of 16.5% and 8.7%, respectively. As a percentage of revenues, the gross profit margin decreased to 22.1% for the three and six month periods ended September 30, 1999, as compared to 23.4% and 23.5% for the three and six month periods ended September 30, 1998.

The increase in gross profit dollars and its impact on gross profit margin for the three and six month periods is principally due to:

(i) additional margin dollars associated with Millbrook's increased sales, partially offset by reduced margins within the health and beauty care and general merchandise categories of our distribution business due to sustained competitive pressures and lower gross margin sales due to the growth of Millbrook's non-serviced customer base as a percentage of its total customer base ($5.0 million or (1.0%) and $5.2 million or (1.2%) for the three and six month periods); and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (Continued)

Gross Profit (continued).

(ii) the contribution of the incremental gross profit on Manischewitz' sales ($35,000 or (0.1%) and $0.2 million or (0.1%) for the three and six month periods). Had the comparable pre-acquisition period been included in the period ended September 30, 1998, Manischewitz' gross profit would have decreased $0.8 million or (15.6%) to $4.3 million and its gross profit margin would have decreased from 37.8% to 33.3%. This decline is principally due to the lower level of sales resulting in underabsorption of manufacturing overhead and a shift in product mix to lower margin products.

Operating Expenses. Distribution and warehousing expenses for the three and six month periods ended September 30, 1999 were $11.2 million and $21.0 million, as compared to $9.4 million and $18.5 million for the three and six month periods ended September 30, 1998. As a percentage of revenues, distribution and warehousing expenses decreased to 7.7% for the three and six month periods ended September 30, 1999, as compared to 8.0% and 7.9% for the comparable periods of the prior year. The increase in distribution and warehousing dollars is principally due to:

(i) the labor and transportation costs associated with the revenue increases generated by Millbrook's existing customers and the addition of new customers; and

(ii) the reconfiguration of certain of Millbrook's distribution facilities to accommodate the addition of new customers.

Selling, general and administrative expenses for the three and six month periods ended September 30, 1999 were $18.6 and $35.9 million, as compared to $18.7 and $36.6 million for the three and six month periods ended September 30, 1998. As a percentage of revenues, selling general and administrative expenses decreased to 12.8% and 13.2% for the three and six month periods ended September 30, 1999, as compared to 15.8% and 15.6% for the comparable periods of the prior year. The $0.1 million and $0.7 million decreases for the three and six month periods consist of:

(i) a $0.7 million and $1.7 million or 4.3% and 5.1% decreases from Millbrook's operations for the three and six month periods ended September 30, 1999. This decrease primarily relates to reduced payroll and related costs associated with the growth of Millbrook's non-serviced customer base requiring lower overall headcount; and

(ii) a $0.6 million and $1.0 million or 37.3% and 33.8% increases from Manischewitz' operations for the three and six month periods ended September 30, 1999. Had the comparable pre-acquisition period been included in the period ended September 30, 1998, Manischewitz' selling, general and administrative expenses would have increased $0.4 million or 11.2%. This increase is primarily due to incremental payroll and related employee benefits costs in conjunction with Manischewitz' overall strategy to market its products beyond its traditional customer base, partially offset by lower promotional sales program costs associated with Manischewitz' reduced revenues.

Amortization of intangibles was $0.7 million and $1.5 million for the three and six month periods ended September 30, 1999, as compared to $0.6 million and $1.0 million for the three and six month periods ended September 30, 1998. This increase resulted from the comparable prior six month period including only five months of amortization as Manischewitz was acquired on May 1, 1998 and the finalization of the Company's allocation of intangibles in its March 31, 1999 fiscal year end financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (Continued)

Interest Expense. Interest expense for the three and six month periods ended September 30, 1999 was $4.7 million and $9.4 million (consisting of $0.8 million and $1.6 million for Holdings and $3.9 million and $7.8 million for Enterprises), as compared to $5.3 million and $9.2 million (consisting of $1.4 million and $2.3 million for Holdings and $3.9 million and $6.9 million for Enterprises) for the three and six month periods ended September 30, 1998. The decrease in interest expense for the three month period ended September 30, 1999 is primarily attributable to a lower weighted average interest rate on debt outstanding as a result of Holdings' and Enterprises' repurchase of Senior Notes during the six month period ended September 30, 1999. The increase in interest expense for the six month period is primarily attributable to the $168 million of Senior Notes which were sold in May 1998 to fund the acquisition of Manischewitz and additional borrowings under the Company's Credit Agreement, resulting in higher average debt outstanding.

Taxes. The benefit for income taxes for the three and six month periods ended September 30, 1999 was $1.2 million and $2.9 million (consisting of $0.3 million and $0.6 million for Holdings and $0.9 million and $2.3 million for Enterprises), as compared to $1.4 million and $2.8 million (consisting of ($0.3) million for Holdings and $1.7 million and $2.8 million for Enterprises) for the three and six month periods ended September 30, 1998. The change in the benefit for income taxes principally relates to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the three and six month periods ended September 30, 1999 was $1.7 million and $12.9 million (consisting of $8.2 million, net of income taxes of $5.3 million during the six month period for Holdings and $1.7 million and $4.7 million, net of income taxes of $1.1 million and $3.1 million during the three and six month periods for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% Notes during the six month period and Enterprises' repurchase of $9.0 million and approximately $20.9 million of its outstanding 10.5% Notes during the three and six month periods, respectively.

Net Income (Loss). As a result of the foregoing, the net (loss) income for the three and six month periods ended September 30, 1999 was ($0.3) million and $8.0 million (consisting of ($0.4) million and $7.2 million for Holdings and $0.1 million and $0.8 million for Enterprises), as compared to a net loss of $5.0 million and $7.3 million (consisting of $1.7 million and 2.3 million for Holdings and $3.3 million and $5.0 million for Enterprises) for the three and six month periods ended September 30, 1998.

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

Financial Condition, Liquidity and Capital Resources

Operations for the six month period ended September 30, 1999, excluding the net gain on early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.2 million for Holdings and provided cash of $0.7 million for Enterprises, as compared to utilizing cash of $3.0 million for Holdings and $0.9 million for Enterprises for the six month period ended September 30, 1998. During the six month period ended September 30, 1999 and 1998, other changes in assets and liabilities resulting from operating activities utilized cash of $7.0 million for Holdings and $5.0 million for Enterprises and provided cash of $7.7 million for Holdings and $5.6 million for Enterprises, respectively, resulting in net cash used in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (Continued)

Financial Condition, Liquidity and Capital Resources (continued)

operating activities of $7.2 million for Holdings and $4.3 million for Enterprises and net cash provided by operating activities of $4.7 million for each of Holdings and Enterprises, respectively.

Investing activities, which principally consisted of acquisitions of property and equipment in both periods and the purchase of Manischewitz in the 1998 period, resulted in a use of cash of $2.1 million and $126.0 million for the six month periods ended September 30, 1999 and 1998 for each of Holdings and Enterprises, respectively.

During the six month period ended September 30, 1999, financing activities, which principally consisted of the repurchase of $23.0 million of long-term debt for $8.8 million by Holdings and $20.9 million of long-term debt for $12.2 million by Enterprises, offset by $8.6 million of payments from the interest Escrow Account by Holdings; additional borrowings of $19.7 million under the Credit Agreement; and $3.0 million of proceeds from the issuance of preferred stock by Holdings, provided cash of $10.3 million for Holdings and $7.4 million for Enterprises. During the six month period ended September 30, 1998, financing activities, which principally consisted of the sale of $168.0 million of senior notes, offset by debt issuance costs of $6.0 million, the funding of a $17.0 million interest escrow account and the repayment of borrowings under the Credit Agreement of $22.2 million provided cash of $122.8 million for each of Holdings and Enterprises.

As a result of the early extinguishment of debt during the six month period ended September 30, 1999, Holdings' and Enterprises' annual interest expense was reduced by $3.1 million and $1.2 million, respectively.

Year 2000

We utilize computer technologies throughout our business to effectively carry out day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities and equipment. Similar to most companies, as the year 2000 approaches we must determine if our systems are capable of properly recognizing and processing date sensitive information. We are using a multiphased concurrent approach to address the year 2000 project, which include the awareness, assessment, remediation, validation and implementation phases. We have completed the awareness, assessment and remediation phases of the project. As of September 30, 1999, we believe that all of Millbrook's critical and ancillary systems are year 2000 compliant. With respect to Manischewitz, the installation of an upgraded software package has been completed and is operational. We continue to test and validate our critical and ancillary systems to ensure that the year 2000 readiness has been accomplished. We currently believe we will be able to modify, replace or mitigate any improperly functioning systems in time to avoid any material detrimental impact on operations.

We estimate that the aggregate costs of the year 2000 project will be approximately $1.25 million, including costs already incurred of approximately $0.9 million through September 30, 1999. The anticipated impact and costs of the project, as well as the date on which we expect to complete the project, are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results may differ materially from those plans. Based upon our current estimates and information currently available, we do not anticipate that the costs associated with this project will have a material adverse effect on our consolidated financial position, results of operations or cash flows in future periods.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (Concluded)

Year 2000 (continued)

We have contacted our significant suppliers, customers, and critical business partners to determine the extent to which we may be vulnerable if those third parties fail to remediate properly their own year 2000 issues. As the year 2000 approaches we have taken steps to monitor the progress made by those third parties and have tested critical system interfaces. While we are not aware presently of any such significant exposure, there can be no guarantee that the systems of third parties will be converted in a timely manner. Since we rely on certain other companies, a failure of those other companies to properly convert their systems could have a material adverse effect on us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 1999 filed with the Securities and Exchange Commission.

                              -------------------

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. Additionally, written materials issued and oral statements made from time to time by Holdings and Enterprises may contain forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends" and other words of similar meaning. Execution of business and acquisition strategies, expansion of product lines and increase of distribution networks or product sales are areas, among others, whose future success may be difficult to predict. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections regarding the food and wholesale distribution industries. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of Holdings' and Enterprises' control. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements herein to reflect future events or developments.

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

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of unregistered securities during the quarter. During the quarter ended September 30, 1999, Holdings sold 1,000 shares of its common stock for an aggregate consideration of $28,100 to a member of operating management. These shares have not been registered with the Securities and Exchange Commission in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

      a.    Exhibits

            27.1 Financial Data Schedule for R.A.B. Holdings, Inc. for the six months ended September 30, 1999.

            27.2 Financial Data Schedule for R.A.B. Enterprises, Inc. for the six months ended September 30, 1999.

      b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  R.A.B. HOLDINGS, INC.


November 11, 1999                                 /s/ Richard A. Bernstein
                                                  ------------------------
                                                  Richard A. Bernstein
                                                  Chairman

November 11, 1999                                 /s/ Steven M. Grossman
                                                  ------------------------
                                                  Steven M. Grossman
                                                  Chief Financial Officer


                                                  R.A.B. ENTERPRISES, INC.


November 11, 1999                                 /s/ Richard A. Bernstein
                                                  ------------------------
                                                  Richard A. Bernstein
                                                  Chairman

November 11, 1999                                 /s/ Steven M. Grossman
                                                  ------------------------
                                                  Steven M. Grossman
                                                  Chief Financial Officer