Form 10-Q
period 1999-12-31
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 2000-02-15
CIK 1067702, 1067700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE PERIOD ENDED DECEMBER 31, 1999

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM __________ TO ____________

                        Commission File number     333-66221
                                               ------------------

         R.A.B. HOLDINGS, INC.                         R.A.B. ENTERPRISES, INC.
------------------------------------------     -----------------------------------------
(Exact name of registrant as specified        (Exact name of  registrant as specified
in its charter)                                in its charter)

               DELAWARE                                       DELAWARE
------------------------------------------    ------------------------------------------
     (State or other jurisdiction of               (State or other jurisdiction of
     incorporation or organization)                incorporation or organization)

              13-3893246                                     13-3988873
------------------------------------------    ------------------------------------------
  (I.R.S. Employer identification No.)           (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                          10022
------------------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


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

                    Yes /x/             No / /

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

            Condensed Consolidated Balance Sheets - December 31, 1999
             and March 31, 1999                                              1

            Condensed Consolidated Statements of Operations - Three
             months ended December 31, 1999 and 1998                         2

            Condensed Consolidated Statements of Operations - Nine
             months ended December 31, 1999 and 1998                         3

            Condensed Consolidated Statements of Cash Flows - Nine
             months ended December 31, 1999 and 1998                         4

            Notes to Condensed Consolidated Financial Statements            5-8

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-13

Item 3. Quantitative and Qualitative Disclosures About Market Risk          14

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                  15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                                   December 31, 1999           March 31, 1999
                                                                -----------------------    -------------------------
                                                                 Holdings   Enterprises     Holdings     Enterprises
                                                                ---------   -----------    ---------     -----------
                             ASSETS
Current assets:
  Cash                                                           $   4,778    $   4,751     $   2,088     $   2,078
  Accounts receivable                                               38,134       38,134        52,989        52,989
  Inventories                                                       72,846       72,846        62,061        62,061
  Restricted investments                                             3,076           --         5,805            --
  Other current assets                                               5,936        7,584        11,640         9,848
                                                                 ---------    ---------     ---------     ---------
    Total current assets                                           124,770      123,315       134,583       126,976
                                                                 ---------    ---------     ---------     ---------
Noncurrent assets:
  Restricted investments                                             1,584           --         8,880            --
  Other assets                                                      11,954       11,778        14,935        13,268
                                                                 ---------    ---------     ---------     ---------
    Total noncurrent assets                                         13,538       11,778        23,815        13,268
Property, plant and equipment, net                                  36,055       36,055        38,467        38,467
Intangibles, net                                                    97,500       97,500       100,078       100,078
                                                                 ---------    ---------     ---------     ---------

Total assets                                                     $ 271,863    $ 268,648     $ 296,943     $ 278,789
                                                                 =========    =========     =========     =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                           $   1,783    $   1,783     $   1,291     $   1,291
  Accounts payable                                                  48,171       48,171        55,866        55,866
  Other current liabilities                                         19,813       18,865        26,138        23,437
                                                                 ---------    ---------     ---------     ---------
    Total current liabilities                                       69,767       68,819        83,295        80,594
                                                                 ---------    ---------     ---------     ---------
Noncurrent liabilities:
  Long-term debt                                                   165,630      140,630       182,758       134,758
  Other liabilities                                                 22,528       22,528        26,259        26,259
                                                                 ---------    ---------     ---------     ---------
    Total noncurrent liabilities                                   188,158      163,158       209,017       161,017
Stockholders' equity:
  Preferred stock, no par value, 100,000 shares authorized,
    24,875 and 20,000 shares of Series A issued and
    outstanding at December 31, 1999 and March 31, 1999             12,344           --         9,906            --
    1,000 shares of Series B issued and outstanding
    at December 31, 1999                                               500           --            --            --
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares at December 31, 1999 and 104,100 shares and
    200 shares at March 31, 1999                                         1           --             1            --
  Additional paid-in capital                                           422       39,482           332        39,482
  Retained earnings (deficit)                                          601       (2,882)       (5,748)       (2,444)
  Accumulated other comprehensive income                                71           71           140           140
                                                                 ---------    ---------     ---------     ---------
                                                                    13,939       36,671         4,631        37,178
  Less common stock in treasury - 900 shares                             1           --            --            --
                                                                 ---------    ---------     ---------     ---------
    Total stockholders' equity                                      13,938       36,671         4,631        37,178
                                                                 ---------    ---------     ---------     ---------

Total liabilities and stockholders' equity                       $ 271,863    $ 268,648     $ 296,943     $ 278,789
                                                                 =========    =========     =========     =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                   Three Months Ended         Three Months Ended
                                                   December 31, 1999          December 31, 1998
                                               ------------------------    ------------------------
                                                Holdings    Enterprises     Holdings    Enterprises
                                               ---------    -----------    ---------    -----------
Revenues                                       $ 146,252     $ 146,252     $ 125,992     $ 125,992

Costs and expenses:
       Cost of sales                             113,320       113,320        95,804        95,804
       Selling                                    12,432        12,432        12,729        12,729
       Distribution and warehousing               11,423        11,423         9,699         9,699
       General and administrative                  6,076         6,063         6,353         6,353
       Amortization of intangibles                   759           759           607           607
                                               ---------     ---------     ---------     ---------

                   Total costs and expenses      144,010       143,997       125,192       125,192
                                               ---------     ---------     ---------     ---------

Operating income                                   2,242         2,255           800           800

Interest expense, net                              4,751         3,985         5,434         4,028
                                               ---------     ---------     ---------     ---------

Loss before benefit for income taxes              (2,509)       (1,730)       (4,634)       (3,228)

Benefit for income taxes                            (839)         (530)          (36)          (79)
                                               ---------     ---------     ---------     ---------

Net loss                                       $  (1,670)    $  (1,200)    $  (4,598)    $  (3,149)
                                               =========     =========     =========     =========

                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                           Nine Months Ended         Nine Months Ended
                                                           December 31, 1999         December 31, 1998
                                                       ------------------------    -----------------------
                                                        Holdings    Enterprises    Holdings    Enterprises
                                                       ---------    -----------    --------    -----------
Revenues                                               $ 417,343     $ 417,297     $ 360,447     $ 360,447

Costs and expenses:
       Cost of sales                                     324,377       324,377       275,052       275,052
       Selling                                            36,212        36,212        37,525        37,525
       Distribution and warehousing                       32,413        32,413        28,203        28,203
       General and administrative                         18,187        18,168        18,154        18,154
       Amortization of intangibles                         2,278         2,278         1,621         1,621
                                                       ---------     ---------     ---------     ---------

                   Total costs and expenses              413,467       413,448       360,555       360,555
                                                       ---------     ---------     ---------     ---------

Operating income (loss)                                    3,876         3,849          (108)         (108)

Interest expense, net                                     14,158        11,841        14,631        10,933
                                                       ---------     ---------     ---------     ---------

Loss before benefit for income taxes and
extraordinary item                                       (10,282)       (7,992)      (14,739)      (11,041)

Benefit for income taxes                                  (3,717)       (2,812)       (2,865)       (2,865)
                                                       ---------     ---------     ---------     ---------

Loss before extraordinary item                            (6,565)       (5,180)      (11,874)       (8,176)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $8.4 million and
       $3.1 million, respectively                         12,914         4,742            --            --
                                                       ---------     ---------     ---------     ---------

Net income (loss)                                      $   6,349     $    (438)    $ (11,874)    $  (8,176)
                                                       =========     =========     =========     =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                   Nine Months Ended         Nine Months Ended
                                                                   December 31, 1999         December 31, 1998
                                                               ------------------------   -------------------------
                                                                Holdings    Enterprises   Holdings      Enterprises
                                                               ---------    -----------   ----------    -----------
Cash flows from operating activities:
  Net income (loss)                                            $   6,349     $    (438)    $ (11,874)    $  (8,176)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Net gain on early extinguishment of debt                   (12,914)       (4,742)           --            --
      Depreciation and amortization                                7,156         7,048         6,743         6,561
  Changes in assets and liabilities:
      Accounts receivable                                         14,855        14,855         4,907         4,907
      Inventories                                                (10,785)      (10,785)       (8,346)       (8,346)
      Accounts payable                                            (7,695)       (7,695)        6,273         6,273
      Other assets and liabilities                               (11,020)       (7,790)       (5,069)       (5,329)
                                                               ---------     ---------     ---------     ---------

Net cash used in operating activities                            (14,054)       (9,547)       (7,366)       (4,110)
                                                               ---------     ---------     ---------     ---------

Cash flows from investing activities:
  Purchase of The B. Manischewitz Company, LLC,
    net of cash acquired                                              --            --      (124,255)     (124,255)
  Acquisitions of plant and equipment                             (2,728)       (2,728)       (2,551)       (2,551)
                                                               ---------     ---------     ---------     ---------

Net cash used in investing activities                             (2,728)       (2,728)     (126,806)     (126,806)
                                                               ---------     ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from issuance and (repurchase of) long-term debt      (21,016)      (12,266)      168,000       120,000
  Payment of debt issuance costs                                      --            --        (5,975)       (4,348)
  Funding of Interest Escrow Account                                  --            --       (16,991)           --
  Payments from Interest Escrow Account                           10,247            --         3,120            --
  Borrowings (repayments) under Credit Agreement                  27,214        27,214       (14,522)      (14,522)
  Proceeds from issuance of preferred stock                        3,000            --            --            --
  Proceeds from issuance and
    repurchase of common stock                                        27            --           153            --
  Equity investment from Holdings                                     --            --            --        29,382
                                                               ---------     ---------     ---------     ---------

Net cash provided by financing activities                         19,472        14,948       133,785       130,512
                                                               ---------     ---------     ---------     ---------

Net increase (decrease) in cash                                    2,690         2,673          (387)         (404)

Cash, beginning of period                                          2,088         2,078         2,623         2,623
                                                               ---------     ---------     ---------     ---------

Cash, end of period                                            $   4,778     $   4,751     $   2,236     $   2,219
                                                               =========     =========     =========     =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                   $  18,526     $  13,972     $  10,751     $   7,631
    Income taxes                                               $     571     $     170     $     755     $     755

            See notes to Condensed Consolidated Financial Statements

                R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
               R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of R.A.B. Holdings, Inc. ("Holdings") and its wholly-owned subsidiary, R.A.B. Enterprises, Inc. ("Enterprises") and its wholly-owned subsidiaries (collectively, the "Company"). Holdings is a holding company with no substantial assets or operations other than its investment in Enterprises. Enterprises is a holding company with no substantial assets or operations other than its investments in Millbrook Distribution Services Inc. ("Millbrook") and The B. Manischewitz Company, LLC ("Manischewitz").

These unaudited condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of March 31, 1999 and 1998 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. The information related to March 31, 1999 contained herein has been derived from the Company's audited consolidated financial statements.

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

The pro forma consolidated historical results, as if the Manischewitz business had been acquired at the beginning of the period presented is as follows (in thousands):

                                                       Nine Months Ended
                                                       December 31, 1998
                                               ---------------------------------
                                                 Holdings            Enterprises
                                                 --------            -----------
Revenues                                       $ 362,614              $ 362,614
Net loss                                       $ (15,704)             $  (9,492)

                R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
               R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

--------------------------------------------------------------------------------

NOTE A - Basis of Presentation (continued)

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1999, and the results of operations for the three and nine month periods ended December 31, 1999 and 1998 and cash flows for the nine month periods ended December 31, 1999 and 1998.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                                   December 31,       March 31,
                                                       1999             1999
                                                   ------------       ---------
Raw materials                                        $ 2,088           $ 1,219
Finished goods                                        70,758            60,842
                                                     -------           -------
                                                     $72,846           $62,061
                                                     =======           =======

NOTE C - Related Party Transactions

The Company paid $405,000 and $300,000 for the three month periods ended December 31, 1999 and 1998, respectively, and $1,200,000 and $900,000 for the nine month periods ended December 31, 1999 and 1998, respectively, to an affiliated entity for management fees, services provided and expenses incurred on its behalf.

NOTE D - Comprehensive Income (Loss)

Holdings' and Enterprises' comprehensive income (loss) was ($1,693) and ($1,223) and $6,280 and ($507) for the three and nine month periods ended December 31, 1999, respectively.

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


For the three month
period ended December 31,                   1999                        1998
-------------------------         -----------------------     -----------------------
                                  Holdings    Enterprises     Holdings    Enterprises
                                  --------    -----------     --------    -----------
Revenues
  Millbrook                       $ 138,946     $ 138,946     $ 116,774     $ 116,774
  Manischewitz                        7,944         7,944        10,406        10,406
                                  ---------     ---------     ---------     ---------
    Total segment revenues          146,890       146,890       127,180       127,180
  Corporate items, principally
    the elimination of
    intercompany sales                 (638)         (638)       (1,188)       (1,188)
                                  ---------     ---------     ---------     ---------
                                  $ 146,252     $ 146,252     $ 125,992     $ 125,992
                                  =========     =========     =========     =========
Operating income
  Millbrook                       $   3,646     $   3,646     $   1,699     $   1,699
  Manischewitz                        1,349         1,349         2,136         2,136
                                  ---------     ---------     ---------     ---------
    Total segment operating
      income                          4,995         4,995         3,835         3,835
  Corporate items and
      eliminations                   (2,753)       (2,740)       (3,035)       (3,035)
                                  ---------     ---------     ---------     ---------
                                  $   2,242     $   2,255     $     800     $     800
                                  =========     =========     =========     =========


For the three month
period ended December 31,                   1999                        1998
-------------------------         -----------------------     -----------------------
                                  Holdings    Enterprises     Holdings    Enterprises
                                  --------    -----------     --------    -----------
Revenues
  Millbrook                       $ 397,749     $ 397,749     $ 340,305     $ 340,305
  Manischewitz                       20,728        20,728        21,572        21,572
                                  ---------     ---------     ---------     ---------
    Total segment revenues          418,477       418,477       361,877       361,877
  Corporate items, principally
    the elimination of
    intercompany sales               (1,134)       (1,180)       (1,430)       (1,430)
                                  ---------     ---------     ---------     ---------
                                  $ 417,343     $ 417,297     $ 360,447     $ 360,447
                                  =========     =========     =========     =========
Operating income
  Millbrook                       $   9,019     $   9,019     $   3,664     $   3,664
  Manischewitz                        2,158         2,158         3,277         3,277
                                  ---------     ---------     ---------     ---------
    Total segment operating
      income                         11,177        11,177         6,941         6,941
  Corporate items and
      eliminations                   (7,301)       (7,328)       (7,049)       (7,049)
                                  ---------     ---------     ---------     ---------
                                  $   3,876     $   3,849     $    (108)    $    (108)
                                  =========     =========     =========     =========

                R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
               R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

--------------------------------------------------------------------------------

NOTE F - Extraordinary Item - Early Extinguishment of Debt

During the nine month period ended December 31, 1999, Enterprises repurchased approximately $20.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $4.7 million, net of income taxes of approximately $3.1 million. In addition, the stockholders of Holdings purchased $3.0 million of additional preferred stock to partially fund Holdings' repurchase of $23.0 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.3 million. These transactions were recorded as extraordinary items.

NOTE G - Subsequent Event

On January 31, 2000, Millbrook acquired certain of the assets and operations of
I. Epstein and Sons, Inc. for a purchase price of approximately $15.3 million, including transaction costs. The acquisition, which was funded through additional borrowings under the Company's Credit Agreement, is being accounted for as a purchase and, accordingly, the purchase price will be allocated to the assets purchased and liabilities assumed based upon their fair values at the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended December 31, 1999 increased $20.3 million or 16.1% to $146.3 million, as compared to $126.0 million for the three month period ended December 31, 1998. Revenues for the nine month period ended December 31, 1999 increased $56.9 million or 15.8% to $417.3 million, as compared to $360.4 million for the nine month period ended December 31, 1998. Revenues include:

(i) Millbrook sales of $138.9 million and $397.7 million for the three and nine month periods ended December 31, 1999, as compared to $116.8 million and $340.3 million for the three and nine month periods ended December 31, 1998;

(ii) Manischewitz' sales of $7.9 million and $20.7 million for the three and nine month periods ended December 31, 1999, as compared to $10.4 million and $21.6 million for the three and nine month periods ended December 31, 1998; and

(iii) intersegment sales, which are eliminated in consolidation, of ($0.5) million and ($1.1) million for the three and nine month periods ended December 31, 1999, as compared to ($1.2) million and ($1.5) million for the three and nine month periods ended December 31, 1998.

Millbrook's revenues increased $22.2 million and $57.4 million or 19.0% and 16.9% for the three and nine month periods ended December 31, 1999, as compared to the comparable periods of the prior year. These increases are principally due to the growth of sales to existing customers and the addition of new customers.

Manischewitz' revenues decreased $2.5 million and $0.8 million or (23.7%) and (3.9%) for the three and nine month periods ended December 31, 1999, as compared to the comparable periods of the prior year. However, since Manischewitz was acquired on May 1, 1998, the prior period revenues only represent eight months of the nine month period. Had the comparable pre-acquisition period been included in the period ended December 31, 1998, Manischewitz' revenues would have decreased $3.0 million or (12.7%) to $23.7 million. The decline for the three and nine month periods is principally due to:

(i) lower sales through the period ended December 31, 1999 due to the timing of the jewish holiday of Passover. As the holiday begins approximately three weeks later this year, a larger percentage of total Passover orders will be shipped in the fourth quarter of the fiscal year ending March 31, 2000 as compared to the comparable period of the prior year; and

(ii) customer account changes in Manischewitz' northeast distributor network, including the termination of its largest northeast distributor during the three months ended December 31, 1999. Customers previously serviced by the former distributor were assumed by Manischewitz' affiliate, Millbrook and two third-party distributors. While these changes have resulted in a slower order rate during the transition periods, management, based upon information currently available, does not believe the distributor changes will have a negative impact on revenues during the fourth quarter of the fiscal year.

Gross Profit. Gross profit for the three and nine month periods ended December 31, 1999 was $32.9 million and $93.0 million, as compared to $30.2 million and $85.4 million for the three and nine month periods ended December 31, 1998, an increase of 8.9% and 9.1%, respectively. As a percentage of revenues, the gross profit margin decreased to 22.5% and 22.3% for the three and nine month periods ended December 31, 1999, as compared to 24.0% and 23.7% for the three and nine month periods ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit (continued).

The increase in gross profit dollars and its impact on gross profit margin for the three and nine month periods is principally due to:

(i) additional margin dollars associated with Millbrook's increased sales, partially offset by reduced margins within the health and beauty care and general merchandise categories of our distribution business due to sustained competitive pressures and lower gross margin sales due to the growth of Millbrook's non-serviced customer base as a percentage of its total customer base ($4.1 million or (1.0%) and $9.3 million or (1.1%) for the three and nine month periods);

(ii) the lost gross profit margin on lower third party service merchandising sales of Millbrook as its focus shifted to the transition and integration of new customer accounts (($0.8 million) or (0.4%) and ($1.3 million) or (0.3%) for the three and nine month periods); and

(iii) the lost gross profit margin as a result of lower Manischewitz' sales (($0.9 million) or (0.2%) and ($0.6 million) or (0.1%) for the three and nine month periods). Had the comparable pre-acquisition period been included in the period ended December 31, 1998, Manischewitz' gross profit would have decreased $1.6 million or (18.4%) to $7.3 million and its gross profit margin would have decreased from 37.4% to 35.0%. This decline is principally due to the lower level of sales resulting in underabsorption of manufacturing overhead and a shift in product mix to lower margin products.

Operating Expenses. Distribution and warehousing expenses for the three and nine month periods ended December 31, 1999 were $11.4 million and $32.4 million, as compared to $9.7 million and $28.2 million for the three and nine month periods ended December 31, 1998. As a percentage of revenues, distribution and warehousing expenses increased to 7.8% for the three month period ended December 31, 1999, as compared to 7.7% for the comparable period of the prior year and remained unchanged at 7.8% for the nine month periods ended December 31, 1999 and 1998. The increase in distribution and warehousing costs is principally due to:

(i) the labor and transportation costs associated with the revenue increases generated by Millbrook's existing customers and the addition of new customers; and

(ii) the reconfiguration of certain of Millbrook's distribution facilities to accommodate the addition of new customers.

Selling, general and administrative expenses for the three and nine month periods ended December 31, 1999 were $18.5 and $54.4 million, as compared to $19.1 and $55.7 million for the three and nine month periods ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses decreased to 12.7% and 13.0% for the three and nine month periods ended December 31, 1999, as compared to 15.1% and 15.4% for the comparable periods of the prior year. The $0.6 million and $1.3 million decreases for the three and nine month periods consist of:

(i) reduced costs of $0.3 million (1.7%) and $2.0 million (4.0%) associated with Millbrook's operations for the three and nine month periods ended December 31, 1999. This decrease primarily relates to reduced payroll and related costs associated with the growth of Millbrook's non-serviced customer base requiring lower overall headcount; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses (continued).

(ii) a decrease of $0.3 million (12.8%) and an increase of $0.7 million (13.1%) in costs associated with Manischewitz' operations for the three and nine month periods ended December 31, 1999. Had the comparable pre-acquisition period been included in the period ended December 31, 1998, Manischewitz' selling, general and administrative expenses would have increased $0.1 million or 1.6%. This increase is primarily due to incremental payroll and related employee benefits costs in conjunction with Manischewitz' overall strategy to market its products beyond its traditional customer base, partially offset by lower promotional sales program costs associated with Manischewitz' reduced revenues.

Amortization of intangibles was $0.8 million and $2.3 million for the three and nine month periods ended December 31, 1999, as compared to $0.6 million and $1.6 million for the three and nine month periods ended December 31, 1998. This increase resulted from the comparable prior nine month period including only eight months of amortization as Manischewitz was acquired on May 1, 1998 and the finalization of the Company's allocation of intangibles in its March 31, 1999 fiscal year end financial statements.

Interest Expense. Interest expense for the three and nine month periods ended December 31, 1999 was $4.8 million and $14.2 million (consisting of $0.8 million and $2.4 million for Holdings and $4.0 million and $11.8 million for Enterprises), as compared to $5.4 million and $14.6 million (consisting of $1.4 million and $3.7 million for Holdings and $4.0 million and $10.9 million for Enterprises) for the three and nine month periods ended December 31, 1998. The decrease in interest expense for the three and nine month periods ended December 31, 1999 is primarily attributable to a lower weighted average interest rate on debt outstanding as a result of Holdings' and Enterprises' repurchase of senior notes during the nine month period ended December 31, 1999.

Taxes. The benefit for income taxes for the three and nine month periods ended December 31, 1999 was $0.8 million and $3.7 million (consisting of $0.3 million and $0.9 million for Holdings and $0.5 million and $2.8 million for Enterprises), as compared to $36,000 and $2.9 million (consisting of a provision of $43,000 for Holdings and a benefit of $79,000 and $2.9 million for Enterprises) for the three and nine month periods ended December 31, 1998. The change in the benefit for income taxes principally relates to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the nine month period ended December 31, 1999 was $12.9 million (consisting of $8.2 million, net of income taxes of $5.3 million for Holdings and $4.7 million, net of income taxes of $3.1 million for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% Notes and Enterprises' repurchase of approximately $20.9 million of its outstanding 10.5% Notes during the nine month period.

Net Income (Loss). As a result of the foregoing, the net income (loss) for the three and nine month periods ended December 31, 1999 was ($1.7) million and $6.3 million (consisting of ($0.5) million and $6.7 million for Holdings and ($1.2) million and ($0.4) million for Enterprises), as compared to net losses of $4.6 million and $11.9 million (consisting of $1.5 million and $3.7 million for Holdings and $3.1 million and $8.2 million for Enterprises) for the three and nine month periods ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of New Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 on April 1, 2001. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

Financial Condition, Liquidity and Capital Resources

Operations for the nine month period ended December 31, 1999, excluding the net gain on early extinguishment of debt and non-cash charges for depreciation and amortization, provided cash of $0.6 million for Holdings and $1.9 million for Enterprises, as compared to utilizing cash of $5.1 million for Holdings and $1.6 million for Enterprises for the nine month period ended December 31, 1998. During the nine month periods ended December 31, 1999 and 1998, other changes in assets and liabilities resulting from operating activities utilized cash of $14.6 million for Holdings and $11.4 million for Enterprises and $2.3 million for Holdings and $2.5 million for Enterprises, respectively, resulting in net cash used in operating activities of $14.1 million for Holdings and $9.5 million for Enterprises and $7.4 million for Holdings and $4.1 million for Enterprises, respectively.

Investing activities, which principally consisted of acquisitions of property and equipment in both periods and the purchase of Manischewitz in the 1998 period, resulted in a use of cash of $2.7 million and $126.8 million for the nine month periods ended December 31, 1999 and 1998 for each of Holdings and Enterprises, respectively.

During the nine month period ended December 31, 1999, financing activities, which principally consisted of the repurchase of $23.0 million of long-term debt for $8.8 million by Holdings and $20.9 million of long-term debt for $12.2 million by Enterprises, offset by $10.2 million of payments from the interest escrow account by Holdings; additional borrowings of $27.2 million under the Credit Agreement by Holdings and Enterprises; and $3.0 million of proceeds from the issuance of preferred stock by Holdings, provided cash of $19.5 million for Holdings and $14.9 million for Enterprises. During the nine month period ended December 31, 1998, financing activities, which principally consisted of the sale of $168.0 million of senior notes ($120.0 million for Enterprises), offset by debt issuance costs of $6.0 million and $4.3 million by Holdings and Enterprises, respectively, the funding of a $17.0 million interest escrow account by Holdings, $3.1 million of payments from the interest escrow account by Holdings; the repayment of borrowings under the Credit Agreement of $14.5 million by Holdings and Enterprises; $0.2 million of proceeds from the issuance of common stock by Holdings; and an equity investment of $29.4 million by Holdings into Enterprises, provided cash of $133.8 million for Holdings and $130.5 million for Enterprises.

As a result of the early extinguishment of debt during the nine month period ended December 31, 1999, Holdings' and Enterprises' annual interest expense was reduced by $3.1 million and $1.2 million, respectively.

In January 2000, Millbrook acquired certain of the assets and operations of I. Epstein & Sons, Inc. for a purchase price of approximately $15.3 million, including transaction costs. The purchase was funded through additional borrowings under the Company's Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Year 2000

We utilize computer technologies throughout our business to effectively carry out day-to-day operations. Computer technologies include both information technology in the form of hardware and software, as well as embedded technology in our facilities and equipment. Similar to most companies, we utilized a multiphased concurrent approach to determine if our systems were capable of properly recognizing and processing date sensitive information (the "year 2000 project"). The year 2000 project was comprised of the awareness, assessment, remediation, validation and implementation phases. As of December 31, 1999, we believe that all of Millbrook's critical and ancillary systems are year 2000 compliant. With respect to Manischewitz, the installation of an upgraded software package has been completed and is operational. Currently, we are not aware of any year 2000 related problems associated with our internal systems or software or with the systems or software of our suppliers, customers or critical business partners. If any systems are discovered to be non-compliant, we believe we will be able to modify or replace those systems in a timely manner to avoid any material detrimental impact on operations.

Through December 31, 1999, the aggregate costs of the year 2000 project were approximately $1.0 million. The anticipated impact of any year 2000 related problems and the ultimate costs of the year 2000 project are based on management's best estimates using information currently available and numerous assumptions about future events. However, there can be no guarantee that these estimates will be achieved and actual results may differ materially from those plans. Based upon our current estimates and information currently available, we do not anticipate that the costs associated with this project will have a material adverse effect on our consolidated financial position, results of operations or cash flows in future periods.

In addition, while we are not aware of any year 2000 related problems with respect to our significant suppliers, customers and critical business partners, there can be no guarantee that the systems of third parties will not experience year 2000 compliance problems. Since we rely on certain other companies, a failure of those other companies to properly address their system issues as they arise could have a material adverse effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 1999 filed with the Securities and Exchange Commission.

                                  -------------

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

      a.    Exhibits

            27.1 Financial Data Schedule for R.A.B. Holdings, Inc. for the nine months ended December 31, 1999.

            27.2 Financial Data Schedule for R.A.B. Enterprises, Inc. for the nine months ended December 31, 1999.

      b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        R.A.B. HOLDINGS, INC.

February 15, 2000                       /s/ Richard A. Bernstein
                                        ----------------------------------------
                                        Richard A. Bernstein
                                        Chairman

February 15, 2000                       /s/ Steven M. Grossman
                                        ----------------------------------------
                                        Steven M. Grossman
                                        Chief Financial Officer


                                        R.A.B. ENTERPRISES, INC.

February 15, 2000                       /s/ Richard A. Bernstein
                                        ----------------------------------------
                                        Richard A. Bernstein
                                        Chairman

February 15, 2000                       /s/ Steven M. Grossman
                                        ----------------------------------------
                                        Steven M. Grossman
                                        Chief Financial Officer