Form 10-K
period 2000-03-31
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 2000-07-06
CIK 1067702, 1067700

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _________________    to   _________________

                        Commission file number 333-66221
                                               ---------


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

                          Yes    X                 No
                              ---------               --------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

                                      INDEX

                                                                            Page

PART I

Item 1.   Business......................................................   1
               (a) General Development of Business......................   1
               (b) Financial Information about Industry Segments........   1
               (c) Narrative Description of Business....................   1
               (d) Other Matters........................................   8
               (e) Financial Information about Foreign and Domestic
                       Operations.......................................   8

Item 2.   Properties....................................................   9

Item 3.   Legal Proceedings.............................................   9

Item 4.   Submission of Matters to a Vote of Security Holders...........   9

PART II

Item 5.   Market for Registrants' Common Equity and Related Stockholder
              Matters...................................................  10

Item 6.   Selected Financial Data.......................................  10

Item 7.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................  10

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk....  17

Item 8.   Financial Statements and Supplementary Data...................  17

Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.....................................  17

PART III

Item 10.  Directors and Executive Officers of the Registrants...........  18

Item 11.  Executive Compensation........................................  20

Item 12.  Security Ownership of Certain Beneficial Owners and
               Management...............................................  22

Item 13.  Certain Relationships and Related Transactions................  23

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.................................................  26

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

      On January 31, 2000, Millbrook acquired certain of the assets and operation of I. Epstein & Sons, Inc. ("Epstein") for a purchase price of approximately $15.4 million, including transaction costs. Epstein was a full service distributor of kosher and specialty food products, including its Season(R) brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by Manischewitz.

      (b) Financial Information about Industry Segments

      Industry segment information with respect to the operations of Holdings and Enterprises is included in Note 14 to the Consolidated Financial Statements of Holdings and Enterprises for the years ended March 31, 2000, 1999 and 1998 included in Item 8 herein.

      (c) Narrative Description of Business

Millbrook Distribution Services Inc.

      The Industry. Distributors provide valuable services to both manufacturers and retailers. Manufacturers benefit from distributors' broad geographic coverage, efficient order processing and inventory management. Distributors provide retailers access to broad product lines, the ability to place small quantity orders and shelf and inventory management. Large distributors with broad geographic coverage and an extensive offering of items generally have a competitive advantage.

      Due to consolidations over the past several years, the number of manufacturers and retailers has decreased. Additionally, retailers have increasingly focused on reducing their supply chain costs and therefore improving their margins. As a result, we believe that manufacturers and retailers are increasingly dependent on distributors to provide a range of in-store retailing and merchandising functions previously performed by retail and/or manufacturer personnel. Distributors increasingly are participating in all stages of marketing for the products distributed, including category management, promotions, schematic design and display of products. To efficiently provide such services, technological innovation has become an essential element in the distribution industry. For smaller distributors, the costs of the required investments in technology can be prohibitive.

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

      The health and beauty care segment includes baby care, cosmetics, deodorants, first-aid, hair care, over-the-counter medications, toiletries, oral hygiene and skin care products. The general merchandise segment covers a wide variety of non-food products including housewares, pet supplies, stationery, baby needs, photo and cleaning supplies. Competition in both the health and beauty care and general merchandise categories has been intense due to the growth of mass merchandisers that have captured market share by offering larger assortments at "everyday low pricing." Despite losing market share, supermarkets have maintained a stable base of customers and are expected to continue to be a key outlet for health and beauty care products and general merchandise by expanding product variety and offering customers one-stop shopping.

      Products Distributed. Through its comprehensive product offerings, Millbrook distributes a wide variety of products to its customers.

      Specialty Foods. For the years ended March 31, 2000, 1999 and 1998, specialty food sales were approximately $192.9 million, $141.1 million and $123.2 million and represented 35.9%, 30.3% and 26.2% of Millbrook's total revenues, respectively. Millbrook's specialty food segment consists of approximately 11,500 items including ethnic, gourmet, and natural foods and supplements. Millbrook offers ethnic foods such as kosher, Asian, Italian, Irish, Mexican, Greek and German products, and gourmet foods such as teas, coffees, spices, baking ingredients, condiments, candies, crackers, cookies, jams and jellies. Millbrook's natural food products and supplements include items such as grains, cereals, snacks, beverages, energy bars, baking ingredients, pasta and sauces.

      Millbrook continues to view its specialty food segment as an opportunity for future growth. Due to the higher margins associated with specialty foods, supermarkets continue to add new specialty food items to their product offerings. To accommodate its retail customers' desire for a broader offering of specialty foods, Millbrook carries a wide variety of specialty food products. We believe that Millbrook's product breadth, together with its merchandising expertise and advanced technology in supply chain management, will continue to enable its retail customers to capture the advantages of this product category.

      Health and Beauty Care. The health and beauty care segment has traditionally been Millbrook's largest segment in terms of sales. For the years ended March 31, 2000, 1999 and 1998, health and beauty care sales were approximately $244.0 million, $234.2 million and $240.3 million and represented 45.4%, 50.4% and 51.1% of Millbrook's total revenues, respectively. Millbrook currently carries approximately 15,400 health and beauty care items, including a full line of national and private label brands. Millbrook's private label health and beauty care products are offered under its ValuStar(R) brand, which represents less than 1% of Millbrook's total revenues.

      Health and beauty care product offerings have grown due to new product introductions and the growth in over-the-counter medications. This creates the need for retailers to maximize variety in minimal shelf space. In recent years, supermarkets, Millbrook's primary customer base, have lost market share in health and beauty care products to mass merchandisers and drug store chains. In response to this industry shift, Millbrook's strategy has been to expand its customer base to include companies such as Ames and Bradlees. However, supermarkets have begun to recapture lost market share by increasing the shelf space allocated to health and beauty care items and expanding the variety of those items carried. We believe that Millbrook's capabilities and extensive product selection make it qualified to serve both the growing mass merchandiser demand and meet the needs of the supermarket retailers for health and beauty care items.

      General Merchandise. Millbrook currently carries approximately 10,300 general merchandise items. For the years ended March 31, 2000, 1999 and 1998, general merchandise accounted for approximately $101.0 million, $89.5 million and $106.7 million and represented 18.8%, 19.3% and 22.7% of Millbrook's total revenues, respectively. Although the traditional supermarket cannot afford to devote as much space to the general merchandise category as compared to the mass merchandisers, supermarkets have the advantage of more frequent customer traffic. This consumer traffic ensures that supermarkets will remain a key outlet for general merchandise. In addition, targeting certain departments such as pet, bath, candle and stationery as destination categories adds to the importance of general merchandise in supermarkets.

      Retail Services. Millbrook traditionally has supplemented its product distribution with full supporting services such as schematic development (including plannogramming), space management, new store installations, remodeling of existing stores, order writing, stocking, new item placement and development and management of promotions.

      Over time, gross profit margins for these services have eroded principally as a result of the retail phenomenon of "everyday low pricing." As a result, Millbrook has developed a system to "unbundle" each of the elements of the full-service program and use activity-based costing to charge the customer for each supporting service on a stand-alone basis. In addition, Millbrook offers these services without product distribution to other retail channels. This fundamental change in the packaging of the services Millbrook offers to its customers resulted in the formation of Millbrook Retail Solutions(SM) as a separate group to focus solely on providing merchandising services.

      By using a predominantly part-time hourly workforce, management believes Millbrook Retail Solutions has cost advantages over manufacturers and retailers. Consequently, outsourcing these functions to Millbrook Retail Solutions' experienced personnel, combined with Millbrook's established customer base and technology infrastructure, position Millbrook to compete effectively in the third-party retail service industry. In particular, we believe that Millbrook's advanced technology in planogramming and its category management capabilities enable it to provide service offerings that are not readily available from the competition.

      Customers. Millbrook's top ten customers, which collectively represented approximately 72%, 60% and 50% of its revenues during the years ended March 31, 2000, 1999 and 1998, respectively, have been customers for an average of 16 years. For the year ended March 31, 2000, supermarkets represented approximately 78% of revenues and mass merchandisers represented approximately 22% of revenues. While Millbrook enjoys long-term relationships with most of its customers, consistent with industry practice, substantially all of Millbrook's customer supply agreements are on a month-to-month basis. Millbrook does have supply agreements with certain of its significant customers. None of these supply agreements is for a period of greater than three years.

      For the years ended March 31, 2000 and 1999, revenues from the Companies' two largest customers, Shaw's Supermarket/Star Markets and Ames Department Stores represented approximately 28.9% and 24.4% of total revenues, respectively.

      Suppliers. Millbrook purchases products from leading suppliers in each of its categories. For the year ended March 31, 2000, the five largest suppliers in each of Millbrook's three principal product categories were:

      (1) for specialty foods, World Finer Foods, BestFoods, T.J. Lipton, R.C. Bigelow and Hershey Foods;

      (2) for health and beauty care products, Procter & Gamble, Johnson & Johnson, Unilever HPC, Warner-Wellcome and Gillette; and

      (3) for general merchandise, Hartz Mountain Corp., Newell Rubbermaid, Ecko Housewares, Duracell (a division of Gillette), and General Electric Company.

      For the year ended March 31, 2000, the five largest suppliers represented
(i) for specialty foods, 7% of total purchases; (ii) for health and beauty care products, 20% of total purchases; and (iii) for general merchandise, 3% of total purchases.

The B. Manischewitz Company, LLC

      The Industry. According to Progressive Grocer, the U.S. grocery industry has been characterized by relatively stable growth based on modest price and population increases, with total sales of approximately $473 billion in 1999 reflecting a compound annual growth rate of 3.5% for the five years ended 1999. According to Integrated Marketing Communications, Inc., kosher foods are one of the fastest growing categories of the specialty food segment and are characterized by a stable base of loyal consumers represented primarily by the Jewish population. According to Integrated Marketing Communications, Inc. and Packaged Facts, since 1992 sales of kosher foods have increased significantly among non-Jewish consumers due to heightened awareness of the quality of ingredients, rabbinical supervision and processing techniques used in manufacturing kosher foods, together with growing interest in healthier foods and the trend toward healthier lifestyles.

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

      Products. Manischewitz' core business consists of traditional products sold primarily to Jewish consumers. Manischewitz is a manufacturer of products normally consumed during certain Jewish holidays, primarily Passover which occurs during the spring, and Rosh Hashanah which occurs during the fall. Manischewitz believes that, among the Jewish population, approximately 100% recognize the Manischewitz brand name and 90% have tried one or more Manischewitz products. Manischewitz believes that, among the non-Jewish population, approximately 80% are familiar with the Manischewitz brand name and over 50% have tried one or more Manischewitz products.

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

      Manischewitz also licenses its name to other entities for use in the manufacture, distribution and sale of certain kosher products including wine and other food products. For the year ended March 31, 2000, licensing represented less than 2% of Manischewitz' total revenues.

      Baked Products. Baked products include daily matzo, Passover matzo (which is produced to more exacting standards dictated by religious tenets for Passover) and crackers. The majority of these products are baked at Manischewitz' Jersey City, New Jersey facilities. Matzo products in this category are sold under the Manischewitz, Horowitz Margareten and Goodman's brand names. Matzo sales generated approximately 26.2% and 25.0% of Manischewitz' total revenues in fiscal 2000 and 1999, respectively. Manischewitz has a license agreement with Goodman's to use its name on matzo products and matzo-related products through 2003. In fiscal 2000, matzo products and matzo-related products sold under the Goodman's name represented less than 2% of Manischewitz' total revenues.

      Manufactured Products. Manufactured products consist of a variety of soups, fish, borscht and other processed foods. Gefilte fish, sardines and other canned fish products constitute the second largest product line for Manischewitz and accounted for approximately 18.9% and 13.5% of its total revenues in fiscal 2000 and 1999, respectively.

      Co-Packed Products. Manischewitz markets a number of co-packed products, including cookies, confectionery products, noodles, pasta, condiments and dry soup mixes principally under the Manischewitz, Horowitz Margareten, Goodman's and Season brand names. Manischewitz expects to continue to employ co-packers as a capital efficient means of bringing its new products to market.

      Marketing and Product Development. In fiscal 2000 and 1999, spending on marketing and trade promotion represented approximately 1.9% and 2.9% of total revenues, respectively. Management believes, as a percentage of revenues, that marketing and trade promotion expenses have historically remained substantially below other food manufacturers. As part of its business strategy, management has committed to significantly increase spending on advertising, marketing and promotion of Manischewitz' existing products and new product offerings.

      During the last few years, the Manischewitz product line has been expanded to strengthen and broaden its popular appeal. Packaging has been updated to better communicate good taste and high quality, enhance visibility on store shelves and attract more contemporary Jewish and non-Jewish consumers. Manischewitz has introduced no-fat and low-fat items to reinforce the positive health aspects of its products. Where appropriate, recipes have been improved and new flavors introduced. In addition, Manischewitz has introduced new products targeted at both Jewish and non-Jewish consumers and has begun to capitalize on the positive Manischewitz brand image among consumers.

      Distribution. Manischewitz principally sells its products to independent distributors operating throughout the U.S. and Canada. Two of its independent distributors represented approximately 40.0% and 34.1% of total revenues in fiscal 2000 and 1999, respectively. Among its customer base, supermarkets represented approximately 90% of Manischewitz' fiscal 2000 total revenues and other customers represented approximately 10%. We believe that Manischewitz' five largest supermarket customers are Kroger, Albertson's, Safeway, Shop Rite and Royal Ahold. In addition, Manischewitz continues to expand its marketing arrangement with Wal-Mart to carry Manischewitz' products in its supercenters and general merchandise stores.

      We estimate that its products are sold in a majority of the supermarkets throughout the U.S. Due to their importance to Jewish consumers, Manischewitz' products are "must carry" items for many supermarkets in the U.S. We continue to seek to obtain shelf space from supermarkets in sections other than in the kosher aisle. The ability to display Manischewitz' products in the non-kosher supermarket aisles, for products such as crackers, noodles and side dishes, will enhance awareness of Manischewitz' products, particularly among non-Jewish consumers. To support these efforts, we intend to increase promotional and advertising expenditures to enhance product presence and increase sales.

Raw Materials

      Manischewitz utilizes a number of raw materials in the manufacture of its matzo and matzo-related products, principally flour. Manischewitz also utilizes significant quantities of various fish in the manufacture of its gefilte fish and the co-packing of its other canned fish products. Supplies of these ingredients are readily available from a number of sources and are purchased based on price.

Competition

Millbrook Distribution Services Inc.

      Specialty Foods. The competition in the specialty foods segment is fragmented among over 200 distributors, most of which are small and geographically limited. Millbrook is able to compete effectively in the specialty foods segment based on its breadth of products and its logistics capabilities. Its "piece pick" capability gives Millbrook's retailers product variety without the inventory investment in slower-moving, high margin specialty food products. Unlike most other specialty food distributors, Millbrook offers a single source of supply for specialty foods, health and beauty care products and general merchandise. This generates transportation and distribution efficiencies for Millbrook. Millbrook's principal competitors in this segment are Haddon House and Gourmet Awards.

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

      General Merchandise. Supermarkets are refocusing their efforts to carry general merchandise specifically matched to their customer profiles and rethinking the manner in which they allocate shelf space to general merchandise. We believe product competition in selection and promotion at the retail level favors distributors such as Millbrook. Millbrook's buying power results in a large assortment of general merchandise that is continually tailored to meet its customers' and the consumers' needs. Through Millbrook's "piece pick" capability, this assortment is available to the retailers with a lower inventory investment and space allocation. Millbrook's principal competitors in this segment are SuperValu, Fleming and Associated Wholesale Grocers.

      Retail Services. The retail services industry is competitive and is predominantly comprised of a large number of small organizations that are either retailer, channel or region specific. In the opinion of management, there are approximately 120 retail service companies competing with Millbrook Retail Solutions(SM). We believe that its principal competitors in this segment include PIMMS, Powerforce and SPAR. The principal competitive factors within the industry include:

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

Trademarks

      Manischewitz owns a number of registered trademarks in the U.S., Canada, Europe, Israel, South Africa and South America. The registered trademarks in the U.S. include Manischewitz(R), Horowitz Margareten(R), Onion Tams(R), Passover Pantry(R), Tam Tam(R), Vege-Matzo(R), Wheat Tams(R), Design Star of David(R), Star of David & Lion Design(R), Fishlets(R), Design of Star, Lion & Scroll(R), Deborah Ross & Design(R), Bakit(R), Garlic Tam(R), Horowitz Margareten & Design(R), Season(R), Season Kosher Select(R) , Gold Boat(R), Atlantic Gourmet(R) and Moadim(R). Manischewitz has granted exclusive licenses under certain of its trademarks to others for the manufacture and sale of wine and other food products. Such licenses are limited in scope to certain territories and entitle Manischewitz to royalties based on the net sales or revenues of the licensed products sold. Management is not aware of any facts that would have a material adverse impact on the continued use of any of its trademarks and trade names.

      (d) Other Matters

Employees

      As of March 31, 2000, we had a total of 2,500 full-time employees, 160 part-time employees and the ability to draw upon 450 part-time service merchandisers nationwide.

      Manischewitz has approximately 170 unionized workers. Most of the unionized workers at Manischewitz are represented under a contract with Bakery, Confectionery and Tobacco Workers International Union (AFL-CIO, Local 3), which was ratified in October 1997 and which will expire in September 2000. Millbrook has approximately 35 unionized workers. The unionized workers at Millbrook are represented under a contract with Truck Drivers Union, Local No. 170, which was ratified in March 1999 and which will expire in March 2003.

      Management believes that Manischewitz' and Millbrook's relations with their employees and the unions representing certain groups of employees are generally good.

      (e) Financial Information about Foreign and Domestic Operations

      Millbrook provides distribution services to retail locations in 40 states throughout the United States, primarily east of the Rocky Mountains. Manischewitz' products are primarily sold through distributors throughout the United States. Revenues generated by sales to distributors primarily in Canada, Europe and the Middle East accounted for less than 5% of Manischewitz' revenues in fiscal 2000.

Item 2. Properties

      Facilities. Millbrook's corporate headquarters are located in Leicester, Massachusetts, where management and administrative functions are performed. Millbrook currently uses six distribution centers:

                                                                                                 Approximate     Lease
                                                                                                   Square      Expiration
Property                                              Location                Own or Lease         Footage        Date
--------                                              --------                ------------         -------        ----
National Support Center/Distribution Center.........  Harrison, AR                 Own           1,200,000         --
Corporate Headquarters/Distribution Center..........  Leicester, MA               Lease            340,000      11/30/06
Distribution Center.................................  Worcester, MA               Lease            241,300      08/31/02
Distribution Center.................................  Ozark, AL                    Own             210,000         --
Distribution Center.................................  Greenville, NC              Lease            110,000      03/31/04
Distribution Center.................................  E. Brunswick, NJ            Lease            177,600      07/31/08

      In addition, Millbrook uses 115 transfer depots located in 32 states.

      Millbrook owns or leases its fleet of approximately 115 tractors, 280 trailers and 290 vans.

      Manischewitz' corporate headquarters are located in Jersey City, New Jersey, where management and administrative functions are performed. Manischewitz occupies the following properties, all of which are used in connection with its food business:

                                                                                                 Approximate     Lease
                                                                                                   Square      Expiration
Property                                              Location                Own or Lease         Footage        Date
--------                                              --------                ------------         -------        ----
Bakery..............................................  Jersey City, NJ              Own              86,000         --
Manufacturing facility..............................  Vineland, NJ                 Own              67,700         --
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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

      None.

Item 6. Selected Financial Data

      The selected consolidated financial data of Holdings and Enterprises presented below as of March 31, 2000 and 1999 and for each of the years in the three year period ended March 31, 2000 were derived from the audited consolidated financial statements of Holdings and Enterprises (the "Consolidated Financial Statements") set forth herein. The audited balance sheet data as of March 31, 1998 and the audited statement of operations data for the year ended March 31, 1997 was derived from the financial statements of Millbrook which are not presented herein. In addition, the selected consolidated financial data presented below as of and for the year ended March 31, 1996 and the balance sheet data as of March 31, 1997 were derived from the financial statements of the predecessor, a wholly-owned subsidiary of McKesson Corporation ("McKesson") which are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                               Predecessor                            Holdings
                                       ----------------------------    ----------------------------------------
For the years ended March 31,              1996           1997             1998          1999         2000
-----------------------------              ----           ----             ----          ----         ----
                                         (Dollars in Thousands)                 (Dollars in Thousands)

Statement of Operations Data:
Revenues............................     $  563,099     $  476,175       $  470,201    $  508,293   $  580,616
Gross profit........................        132,701        111,413          110,039       122,757      137,226
Operating expenses..................        119,090        104,038          102,664       112,833      121,261
Operating income....................         13,611          7,375            7,375         9,924       15,965
Interest expense, net...............          4,708          3,843            5,079        20,020       18,960
Non-operating income, other.........          1,600             69
Provision (benefit) for income
   taxes............................          4,334          1,660            1,122        (3,174)      (1,146)
Income (loss) before
   extraordinary item...............          6,169          1,941            1,174        (6,922)      (1,849)
Extraordinary gain, net
   of income taxes..................                                                                    12,914
Net income (loss)...................          6,169          1,941            1,174        (6,922)      11,065
Balance Sheet Data:
Working capital.....................     $   46,540     $   36,535       $   30,798    $   51,288   $   54,549
Property, plant and equipment, net..         16,313         15,017           23,395        38,467       37,199
Total assets........................        113,026        102,731          108,772       297,607      290,008
Total debt..........................                                         38,110       184,049      170,089


                                                      Enterprises
                                       ----------------------------------------
For the years ended March 31,              1998         1999          2000
-----------------------------              ----         ----          ----
                                                 (Dollars in Thousands)

Statement of Operations Data:
Revenues............................     $  470,201   $  508,293    $  580,570
Gross profit........................        110,039      122,757       137,180
Operating expenses..................        102,656      112,833       121,240
Operating income....................          7,383        9,924        15,940
Interest expense, net...............          5,079       14,949        15,888
Non-operating income, other.........
Provision (benefit) for income
   taxes............................          1,122       (1,399)          288
Income (loss) before
   extraordinary item...............          1,182       (3,626)         (236)
Extraordinary gain, net
   of income taxes..................                                     4,742
Net income (loss)...................          1,182       (3,626)        4,506
Balance Sheet Data:
Working capital.....................     $   30,796   $   46,382    $   55,066
Property, plant and equipment, net..         23,395       38,467        37,199
Total assets........................        108,875      279,453       285,330
Total debt..........................         38,110      136,049       145,089

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of Holdings' and Enterprises' financial condition and results of operations should be read in conjunction with the financial information included in their Consolidated Financial Statements.

Overview

      Holdings was formed in 1996 to build a fully integrated specialty food business by acquiring food manufacturers with strong brand names and integrating their products with a strong distribution network. On March 31, 1997, Holdings acquired Millbrook from McKesson. On May 1, 1998, Enterprises, a wholly-owned subsidiary of Holdings, acquired Manischewitz. The results of operations of Manischewitz are included in the consolidated results of operations since its date of acquisition. Concurrent with the Manischewitz acquisition, Holdings contributed Millbrook to Enterprises. This contribution was accounted for as an "as if" pooling of interests. Prior to its acquisition of Millbrook, Holdings had no operations. Enterprises, which was formed in 1998 to acquire Manischewitz, had no operations prior to that acquisition. On January 31, 2000, Millbrook acquired certain of the assets and operation of Epstein. The operating results of Epstein's distribution business and its Season and related brand business are reflected in the operating results of Millbrook and Manischewitz, respectively, since its date of acquisition.

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

Year Ended March 31, 2000 Compared to the Year Ended March 31, 1999

      Revenues. Revenues for the year ended March 31, 2000 increased $72.3 million or 14.2% to $580.6 million as compared to $508.3 million for the year ended March 31, 1999. Revenues include:

      (i) Millbrook's sales of $537.9 million for the year ended March 31, 2000 as compared to $464.8 million for the year ended March 31, 1999;

      (ii) Manischewitz' sales of $50.3 million for the year ended March 31, 2000 as compared to $46.5 million for the year ended March 31, 1999; and

      (iii) intersegment sales, which are eliminated in consolidation, of $7.6 million for the year ended March 31, 2000 as compared to $3.0 million for the year ended March 31, 1999.

      Millbrook's revenues increased $73.1 million or 15.7% as compared to the prior year. This increase is principally due to the growth of sales to existing customers and the addition of new customers.

      Manischewitz' revenues increased $3.8 million or 8.2% to $50.3 million as compared to the eleven month period ended March 31, 1999. Had the comparable pre-acquisition period been included in the period ended March 31, 1999, Manischewitz' revenues would have increased $1.6 million or 3.4% for the year ended March 31, 2000. This increase is principally due to:

      (i) sales of Season brand products acquired as part of the Epstein acquisition since January 31, 2000 ($2.9 million), partially offset by;

      (ii) the negative impact on sales of customer account changes in Manischewitz' northeast distributor network, including the termination of its largest northeast distributor during the third quarter of fiscal 2000 ($1.3 million).

      Gross Profit. Gross profit for the year ended March 31, 2000 was $137.2 million as compared to $122.8 million for the year ended March 31, 1999, an increase of $14.4 million or 11.8%. As a percentage of revenues, the gross profit margin was 23.6% for the year ended March 31, 2000 as compared to 24.2% for the year ended March 31, 1999.

      The increase in gross profit dollars and its impact on gross profit margin is primarily due to the following:

      (i) additional margin dollars associated with Millbrook's increased sales, partially offset by reduced margins within the health and beauty care and general merchandise categories of our distribution business due to sustained competitive pressures and lower gross margin sales due to the growth of Millbrook's non-serviced customer base as a percentage of its total customer base ($12.4 million or (0.3%));

      (ii) distribution sales acquired as part of the Epstein acquisition since January 31, 2000 ($4.1 million or 0.1%);

      (iii) the lost gross profit margin on Manischewitz' sales (($0.5 million) or (0.1%)). Had the comparable pre-acquisition period been included in the period ended March 31, 1999, Manischewitz' gross profit would have decreased $1.5 million and its gross profit margin would have decreased approximately 3.2%. This decline is principally due to the lower level of sales (excluding Season products) resulting in underabsorption of manufacturing overhead and a shift in product mix to lower margin products; and

      (iv) the lost gross profit margin on lower third party service merchandising sales of Millbrook as its focus shifted to the transition and integration of new customer accounts (($1.4 million) or (0.2%)).

      Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 2000 were $45.2 million, as compared to $38.1 million for the year ended March 31, 1999. As a percentage of revenues, distribution and warehousing expenses increased to 7.8% for the year ended March 31, 2000 as compared to 7.5% for the comparable period of the prior year. The increase in distribution and warehousing costs is principally due to:

      (i) the labor and transportation costs associated with the revenue increases generated by Millbrook's existing customers and the addition of new customers; and

      (ii) the reconfiguration of certain of Millbrook's distribution facilities to accommodate the addition of new customers.

      Selling, general and administrative expenses for the year ended March 31, 2000 were $73.0 million, as compared to $72.0 million for the year ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 12.6% for the year ended March 31, 2000 as compared to 14.2% for the comparable period of the prior year. This dollar increase primarily consists of:

      (i) selling, general and administrative costs associated with the Epstein distribution operations acquired January 31, 2000 ($2.1 million), partially offset by reduced costs of $1.7 million or (2.6%) associated with Millbrook's operations for the year ended March 31, 2000. This decrease primarily relates to reduced payroll and related costs associated with the growth of Millbrook's non-serviced customer base requiring lower overall headcount; and

      (ii) an increase of $0.6 million or 10.1% in costs associated with Manischewitz' operations for the year ended March 31, 2000. Had the comparable pre-acquisition period been included in the period ended March 31, 1999, Manischewitz' selling, general and administrative expenses would have been consistent with the prior year.

      Amortization of intangibles was $3.1 million for the year ended March 31, 2000 as compared to $2.8 million for the year ended March 31, 1999. This increase resulted from the comparable prior period including only eleven months of amortization as Manischewitz was acquired on May 1, 1998 and amortization resulting from the Epstein acquisition since January 31, 2000.

      Interest Expense. Interest expense for the year ended March 31, 2000 was $19.0 million (consisting of $3.1 million for Holdings and $15.9 million for Enterprises, respectively) as compared to $20.0 million (consisting of $5.1 million for Holdings and $14.9 million for Enterprises, respectively) for the year ended March 31, 1999. The decrease in interest expense is primarily attributable to a lower weighted average interest rate on debt outstanding as a result of Holdings' and Enterprises' repurchases of senior notes replacing such debt with borrowings under the credit agreement. The average interest rate on Holdings' and Enterprises' debt outstanding during the year ended March 31, 2000 was 11.1% and 10.7%, respectively.

      Taxes. For the year ended March 31, 2000, the benefit for income taxes was $1.1 million for Holdings and the provision was $0.3 million for Enterprises, as compared to a benefit of $3.2 million for Holdings and $1.4 million for Enterprises for the year ended March 31, 1999. The change of $2.1 million and $1.7 million for Holdings and Enterprises, respectively, principally relates to the results of operations and the utilization of state net operating loss carryforwards, which were subject to a valuation allowance in fiscal 1999.

      Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the year ended March 31, 2000 was $12.9 million (consisting of $8.2 million, net of income taxes of $5.4 million for Holdings and $4.7 million, net of income taxes of $3.1 million for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% senior notes and Enterprises' repurchase of approximately $20.9 million of its outstanding 10.5% senior notes.

      Net Income. As a result of the foregoing, the net income for the year ended March 31, 2000 was $11.1 million and $4.5 million for Holdings and Enterprises, respectively, as compared to net loss of $6.9 million for Holdings and $3.6 million for Enterprises for the year ended March 31, 1999.

Year Ended March 31, 1999 Compared to the Year Ended March 31, 1998

      Revenues. Revenues for the year ended March 31, 1999 increased $38.1 million or 8.1% to $508.3 million as compared to $470.2 million for the year ended March 31, 1998. Revenues include Manischewitz' sales of $46.5 million and Millbrook's sales of $464.8 million for the year ended March 31, 1999 as compared to Millbrook's sales of $470.2 million for the year ended March 31, 1998. Intersegment sales, which are eliminated in consolidation, were $3.0 million for the year ended March 31, 1999.

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

      Manischewitz' revenues decreased $2.1 million or 4.2% to $46.5 million since its acquisition on May 1, 1998 as compared to $48.6 million for the comparable pre-acquisition period. This decrease is principally comprised of sales related to Manischewitz' Chicago division which was sold in June 1997 ($0.7 million) and a slower sales rate during the first ninety days of Enterprises' ownership caused by distributor uncertainty resulting from the acquisition ($1.1 million). Due to Enterprises' ownership of Millbrook, distributors were initially very cautious about continuing to place product orders out of concern that Enterprises intended to terminate their right to distribute Manischewitz products. Following management meetings with a number of distributors, revenues for the eight months ended March 31, 1999 have generally been in line with the comparable pre-acquisition period.

      Gross Profit. Gross profit for the year ended March 31, 1999 was $122.8 million as compared to $110.0 million for the year ended March 31, 1998, an increase of $12.8 million or 11.6%. As a percentage of revenues, the gross profit margin was 24.2% for the year ended March 31, 1999 as compared to 23.4% for the year ended March 31, 1998.

      The increase in gross profit dollars and its impact on gross profit margin is primarily due to the following:

      (i) the contribution of the gross profit on Manischewitz' sales since its acquisition ($17.0 million or 1.2%); and

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

      Selling, general and administrative expenses for the year ended March 31, 1999 were $72.0 million as compared to $65.3 million for the year ended March 31, 1998. The $6.7 million increase as compared to the prior year consisted of the following:

      (i) $6.0 million from Manischewitz' operations for the year ended March 31, 1999; and

      (ii) a $0.7 million or 1.1% increase from Millbrook's operations for the year ended March 31, 1999. The increase at Millbrook primarily relates to increased payroll and related costs associated with the growth in our third-party service merchandising business partially offset by reductions in various other selling, general and administrative costs.

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

Financial Condition, Liquidity and Capital Resources

      Operations for the year ended March 31, 2000, excluding the net gain on early extinguishment of debt and non-cash charges for depreciation, amortization and deferred income taxes, provided cash of $11.7 million for Holdings and $11.4 million for Enterprises as compared to providing cash of $0.5 million for Holdings and $5.3 million for Enterprises, for the year ended March 31, 1999. During the years ended March 31, 2000 and 1999, other changes in assets and liabilities resulting from operating activities utilized cash of $13.0 million for Holdings and $8.2 million for Enterprises and provided cash of $2.5 million for Holdings and $0.9 million for Enterprises, respectively. This activity resulted in net cash utilized by operating activities of $1.3 million for Holdings and net cash provided by operating activities of $3.2 million for Enterprises as compared to net cash provided by operations of $3.0 million for Holdings and $6.2 million for Enterprises, respectively, in fiscal 1999. Investing activities, which principally consisted of the acquisition of I. Epstein & Sons, Inc. in fiscal 2000, the acquisition of Manischewitz in the fiscal 1999 period and the acquisitions of plant and equipment, resulted in a use of cash of $18.3 million and $129.3 million for Holdings and Enterprises for the years ended March 31, 2000 and 1999, respectively. During the year ended March 31, 2000, financing activities, which principally consisted of the repurchase of $23.0 million of senior notes for $8.8 million by Holdings and $20.9 million of senior notes for $12.2 million by Enterprises, offset by $10.2 million of payments from the interest escrow account by Holdings; additional borrowings of $29.9 million under the credit agreement by Holdings and Enterprises; and $3.0 million of proceeds from the issuance of preferred stock by Holdings, provided cash of $22.2 million for Holdings and $17.6 million for Enterprises. During the year ended March 31, 1999, financing activities, which principally consisted of the sales of $168.0 million of senior notes, offset by debt issuance costs of $6.5 million and $4.8 million by Holdings and Enterprises, respectively, the funding of a $17.0 million interest escrow account by Holdings, $3.1 million of payments from the interest escrow account by Holdings; the repayment of borrowings under the credit agreement of $22.1 million by Holdings and Enterprises; and $0.2 million of proceeds from the issuance of common stock by Holdings, provided cash of $125.8 million for Holdings and $122.6 million for Enterprises.

      At March 31, 2000, outstanding borrowings under the credit agreement were $45.9 million, consisting of $39.0 million of revolving credit loans and an amortizing term loan of $6.9 million. Under the terms of the credit agreement, substantially all of Millbrook's assets and the accounts receivable and inventory of Manischewitz are pledged to provide collateral for borrowings and Enterprises is restricted from making distributions to Holdings to pay dividends. At March 31, 2000, Millbrook and Manischewitz had approximately $4.7 million of cash and approximately $49 million of available borrowing capacity under the credit agreement. In addition, there were $3.3 million of cumulative unpaid dividends on Holdings' series A and series B preferred stock.

      Following March 31, 2000, Enterprises repurchased approximately $18.8 million of its outstanding 10.5% senior notes. The resulting gain from the early extinguishment of this debt will be recorded in Enterprises' condensed consolidated financial statements for the fiscal quarter ending June 30, 2000. Enterprises' senior notes are fully and unconditionally guaranteed on a joint and several basis by Millbrook and Manischewitz.

      On April 17, 2000, Millbrook acquired substantially all of the assets and operation of the Miller Buckeye Biscuit Company, Inc. for a purchase price of approximately 17.1 million. The acquisition was funded through additional borrowings under the credit agreement.

      Holdings and Enterprises expect capital expenditure spending for the year ending March 31, 2001 to be approximately $5.0 million. Such expenditures include, among other things, leasehold improvements and the acquisition of computer equipment and software, manufacturing machinery and equipment. It is anticipated that these capital commitments for 2001 will be financed through working capital, operating leases and cash flow from operations.

      Interest payments on the senior notes and borrowings under the credit agreement represent significant obligations of Holdings, Enterprises and their subsidiaries. The primary source of liquidity of Holdings and Enterprises will be cash flows from operations of Millbrook and Manischewitz and borrowings under the credit agreement. Holdings and Enterprises believe that, based on current and anticipated financial performance, cash flows from operations, borrowings under the credit agreement and dividends and other distributions available from their respective subsidiaries will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments on the senior notes. Holdings and Enterprises are currently in compliance with the covenants contained in the credit agreement and the indentures relating to the senior notes and expect to be able to continue to comply. However, the capital requirements of Holdings and Enterprises may change. Each of Holdings and Enterprises believes that it has sufficient borrowing capacity and access to debt markets to pursue acquisition opportunities and fund extraordinary working capital requirements, if necessary. At March 31, 2000, Holdings and Enterprises had total outstanding indebtedness of $170.1 million and $145.1 million, respectively. The ability of Holdings and Enterprises to satisfy capital requirements, to borrow under the credit agreement and to repay or refinance the senior notes will depend on future financial performance of Holdings and Enterprises, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond Holdings' control.

Effects of Inflation and Other Matters

      For the year ended March 31, 2000, Holdings' and Enterprises' cost of product remained relatively stable. To the extent possible, Holdings' and Enterprises' objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

      Holdings and Enterprises are not involved in any significant environmental matters.

      Impact of New Accounting Pronouncements - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We will adopt SFAS No. 133 when it becomes effective. We have not yet determined the impact SFAS No. 133 will have on our financial position or results of operations when such statement is adopted.

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

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrants

      The directors and executive officers of Holdings and Enterprises, and where indicated, the senior executive officer of each of Millbrook and Manischewitz is as set forth in the table below:

Name                                Age     Position
---------------------------------  -----    ------------------------------------

Richard A. Bernstein*               53      Chairman, President, Chief Executive
                                            Officer and Director
Lewis J. Korman*                    55      Vice Chairman and Director
Steven M. Grossman*                 39      Executive Vice President, Chief
                                            Financial Officer, Treasurer and
                                            Director
James A. Cohen, Esq.*               54      Senior Vice President - Legal
                                            Affairs and Secretary and Director
                                            of Enterprises
Ira A. Gomberg*                     56      Senior Vice President
Hal B. Weiss*                       43      Assistant Treasurer
Richard H. Hochman                  54      Director of Holdings
Jenny Morgenthau                    55      Director of Holdings
Michael A. Pietrangelo              58      Director of Holdings

Senior executive officer of Millbrook:

         Robert A. Sigel            46      President and Chief Executive
                                            Officer of Millbrook and Director of
                                            Holdings

Senior executive officer of Manischewitz:

         Dennis M. Newnham          59      President and Chief Executive
                                            Officer of Manischewitz and Director
                                            of Holdings

* Titles of these individuals are the same for Holdings and Enterprises unless otherwise specified.

      Richard A. Bernstein has served as Chairman, President and Chief Executive Officer of Holdings and Enterprises and as a director of Enterprises since its inception in March, 1998 and of Holdings since its inception in May, 1996. In addition to his positions with Holdings and Enterprises, Mr. Bernstein is a member of the Board of Directors and Chairman of Millbrook and is the Chairman and Manager of Manischewitz. Mr. Bernstein is Chairman and Manager of RABCO Luxury Holdings LLC, a New York limited liability company ("RABCO"), a diversified holding entity for luxury products, which has the exclusive right, through its subsidiaries, to distribute Breguet(R) watches and timepieces and several other watch brands in the United States, Canada, Mexico, Central and South America, and throughout the Caribbean. Mr. Bernstein is also President of P&E Properties, Inc., a private commercial real estate ownership/management company of which Mr. Bernstein is the sole shareholder. Mr. Bernstein was the Chairman and Chief Executive Officer and a director of Western Publishing Group, Inc. from 1984 to May 1996. Mr. Bernstein also served as Chairman of the Board and Chief Executive Officer of RABCO Health Services, Inc. and General Medical Corporation, a medical and surgical supply distribution company, from April 1987 through August 1993, and Chairman and Chief Executive Officer of Harris Wholesale Company, a pharmaceutical and health and beauty care distribution company, from 1989 through May 1992. Mr. Bernstein devotes substantial time to other business and charitable activities.

      Lewis J. Korman has been Vice Chairman of Holdings and Enterprises since their inception and is a director of Holdings and Enterprises. Mr. Korman is also an advisor to and an equity owner of a non-affiliated company engaged in the marketing and distribution of products designed to enhance wellness and beauty. Mr. Korman is also a member of the Board of Managers and an equity owner of a non-affiliated company which provides, through on-line and traditional publishing channels, preparation and testing for (i) occupations which require certification, and (ii) students and schools where standardized examinations are administered for assessment or advancement. He also serves as a consultant to companies involved in the motion picture industry. Mr. Korman also is involved in the structuring of entrepreneurial transactions in the entertainment industry. Prior to joining Holdings in January 1997, Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, Inc. from its founding in 1992 until its merger with Silver King Communications, Inc. in December 1996. Prior thereto, Mr. Korman was Senior Vice President and Chief Operating Officer of Columbia Pictures Entertainment, Inc. and Chairman of its Motion Picture Group until its sale to Sony Corporation at the end of 1989.

      Steven M. Grossman has been Executive Vice President, Chief Financial Officer and Treasurer and a director of Holdings and Enterprises since their inception. In addition to his positions with Enterprises and Holdings, Mr. Grossman is a member of the Board of Directors and Executive Vice President - Finance and Administration of Millbrook and is a member of the Board of Managers and the Executive Vice President, Chief Financial Officer and Treasurer of Manischewitz. Mr. Grossman is also Executive Vice President and Chief Financial Officer of RABCO and each of its subsidiaries and Chief Financial Officer of P&E Properties, Inc. Mr. Grossman was Executive Vice President and Chief Financial Officer of Western Publishing Group, Inc. from June 1994 to May 1996 and Vice President - Financial Planning of Western Publishing Group, Inc. from July 1992 to June 1994 and of RABCO Health Services, Inc. from July 1992 to August 1993. Mr. Grossman is a certified public accountant licensed in New York.

      James A. Cohen, Esq. has been Senior Vice President - Legal Affairs and Secretary of Holdings and Enterprises since their inception and is a director of Enterprises. In addition to his positions with Enterprises and Holdings, Mr. Cohen is a member of the Board of Directors and the Senior Vice President - Legal Affairs of Millbrook and Manischewitz and is a member of Manischewitz' Board of Managers. Mr. Cohen is also Senior Vice President - Legal Affairs of RABCO and each of its subsidiaries and a senior executive of P&E Properties, Inc. Mr. Cohen was Senior Vice President - Legal Affairs and Secretary of Western Publishing Group, Inc. from 1984 to May 1996 and Senior Vice President - Legal Affairs and Secretary of RABCO Health Services, Inc. from April 1987 through August 1993.

      Ira A. Gomberg has been Senior Vice President of Holdings and Enterprises since their inception. In addition to his position with Holdings and Enterprises, Mr. Gomberg is a Senior Vice President of Millbrook and Manischewitz. Mr. Gomberg is also Senior Vice President of RABCO and each of its subsidiaries and a senior executive of P&E Properties, Inc. Mr. Gomberg was Senior Vice President of Western Publishing Group, Inc. from 1986 to May 1996 and Senior Vice President of RABCO Health Services, Inc. from April 1987 through August 1993.

      Hal B. Weiss has been Assistant Treasurer of Holdings and Enterprises since their inception. In addition to his position with Holdings and Enterprises, Mr. Weiss is a Vice President and Assistant Treasurer of Millbrook and Manischewitz. Mr. Weiss is also the Assistant Treasurer of RABCO and each of its subsidiaries and Controller of P&E Properties, Inc. Mr. Weiss served as Assistant Treasurer of Western Publishing Group, Inc. from 1990 through May 1996 and Assistant Treasurer of RABCO Health Services, Inc. from April 1987 through August 1993. Mr. Weiss is a certified public accountant licensed in New York.

      Richard H. Hochman is Chairman of Regent Capital Management Corp. a private investment company, making equity and mezzanine investments in companies, and has served in that capacity since April 1995. From 1990 through April 1995, he was a Managing Director of the Corporate Finance Department of Paine Webber Incorporated and served as a member of its Debt and Equity Commitment Committees. Prior to joining PaineWebber, Mr. Hochman served as a Managing Director of Drexel Burnham Lambert, Inc. from 1984 through 1990. Mr. Hochman also serves on the Board of Directors of Cablevision Systems Corp. and Evercom, Inc.

      Jenny Morgenthau has been Chief Executive Officer of The Fresh Air Fund, one of New York's preeminent charitable corporations, since 1983. Prior to joining The Fresh Air Fund, Ms. Morgenthau worked for New York City's Special Services for Children, the Department of City Planning and the New York State Urban Development Corporation. Ms. Morgenthau serves on the board of directors of a number of charitable and cultural organizations.

      Michael A. Pietrangelo is of Counsel in the Memphis, Tennessee law firm of Pietrangelo Cook PLC, which he joined in February 1998. Previously, Mr. Pietrangelo was President of Johnson Products Co., a subsidiary of IVAX Corporation that manufactured and sold cosmetic and health and beauty care products, principally intended for the African-American consumer. Mr. Pietrangelo also has held a number of executive positions in the consumer products industry at Schering-Plough Corporation, including President of the Personal Care Products Group, and has served as President and Chief Operating Officer of Western Publishing Group, Inc. and President and Chief Executive Officer of Cleo, Inc., a subsidiary of Gibson Greetings, Inc.

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

                                                                       Annual Compensation               Long-Term Compensation
                                                                       -------------------               ----------------------
                                                                                                     Other Annual
                                                                                                     Compensation       Options/SARs

Name and Principal Position                        Year            Salary ($)         Bonus ($)           ($)                (#)
---------------------------                        ----            ----------         ---------          -----              -----

Holdings and Enterprises

Richard A. Bernstein                               2000           $         --      $       --        $      --             --
      Chairman, President and Chief                1999           $         --      $       --        $      --             --
      Executive Officer                            1998           $         --      $       --        $      --             --

Steven M. Grossman                                 2000           $    243,750      $       --        $   5,460             --
      Executive Vice President,                    1999           $    225,000      $       --        $   5,040             --
      Chief Financial Officer and                  1998           $    178,750      $       --        $   5,060             --
      Treasurer

James A. Cohen                                     2000           $    192,000      $       --        $   5,040             --
      Senior Vice President - Legal                1999           $    160,000      $       --        $   4,200             --
      Affairs                                      1998           $    120,000      $       --        $   3,680             --

Millbrook

Robert A. Sigel                                    2000           $    391,619      $       --        $   9,771             --
      Chief Executive Officer                      1999           $    368,319      $       --        $   9,548             --
      and President of Millbrook                   1998           $    355,623      $   82,330 (1)    $   8,228 (2)         --

Manischewitz

Dennis M. Newnham                                  2000           $    426,146      $       --        $   4,044             --
      Chief Executive Officer                      1999           $     97,500(3)   $       --        $      --             --
      and President of Manischewitz

(1) During the year ended March 31, 1998, Mr. Sigel was paid a bonus of $82,330 which was earned during the year ended March 31, 1997.
(2) Other Annual Compensation excludes any amounts paid to Mr. Sigel, in his capacity as a Corporate Vice President of McKesson Corporation.
(3) Mr. Newnham became Chief Executive Officer and President of Manischewitz in January 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The following table contains, as of March 31, 2000, information regarding the beneficial ownership of the common stock and preferred stock of Holdings:

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


                                                                                                            Percentage of
                                                Number of Shares of   Percentage of   Number of Shares of  Total Shares of
                                                  Common Stock of    Total Shares of  Series A Preferred      Series A
Name of                                              Holdings        Common Stock of   Stock of Holdings   Preferred Stock
Beneficial Owner                                Beneficially Owned       Holdings     Beneficially Owned     of Holdings
----------------                                ------------------       --------     ------------------     -----------

Richard A. Bernstein...........................          42,500             40.4%               12,500           50.0%
Robert A. Sigel................................           6,600              6.3                   250            1.0
James A. Cohen, Esq............................           3,610              3.4                   150             .6
Steven M. Grossman.............................           3,490              3.3                   100             .4
Lewis J. Korman................................           3,450              3.3                   500            2.0
Dennis M. Newnham..............................           3,000              2.9                    --             --
Ira A. Gomberg.................................           2,850              2.7                   250            1.0
Hal B. Weiss...................................           1,460              1.4                   150             .6
Richard H. Hochman.............................           1,200              1.1                   500            2.0
Michael A. Pietrangelo.........................             360               .3                   150             .6
Jenny Morgenthau...............................             300               .3                   125             .5
All directors and executive
officers as a group (11 persons)...............          68,820             65.5%               14,675           58.7%


                                                 Number of Shares     Percentage of
                                                    of Series B      Total Shares of
                                                Preferred Stock of      Series B
Name of                                              Holdings        Preferred Stock
Beneficial Owner                                Beneficially Owned     of Holdings
----------------                                ------------------     -----------

Richard A. Bernstein...........................           1,000          100.0%
Robert A. Sigel................................
James A. Cohen, Esq............................
Steven M. Grossman.............................
Lewis J. Korman................................
Dennis M. Newnham..............................
Ira A. Gomberg.................................
Hal B. Weiss...................................
Richard H. Hochman.............................
Michael A. Pietrangelo.........................
Jenny Morgenthau...............................
All directors and executive
officers as a group (11 persons)...............           1,000          100.0%

Name of                               Address of
Beneficial Owner                      Beneficial Owner
----------------                      ----------------

Richard A. Bernstein
James A. Cohen, Esq.
Steven M. Grossman
Lewis J. Korman
Ira A. Gomberg
Hal B. Weiss........................  R.A.B. Holdings, Inc.
                                      444 Madison Avenue, Suite 601
                                      New York, New York 10022

Robert A. Sigel.....................  Millbrook Distribution Services Inc.
                                      Route 56
                                      88 Huntoon Memorial Highway
                                      Leicester, Massachusetts 01524

Dennis M. Newnham...................  The B. Manischewitz Company, LLC
                                      One Manischewitz Plaza
                                      Jersey City, New Jersey 07302

Richard H. Hochman..................  Regent Capital Management Corp.
                                      505 Park Avenue, 17th Floor
                                      New York, New York 10022

Michael A. Pietrangelo..............  Pietrangelo Cook PLC
                                      International Plaza
                                      6410 Poplar, Suite 190
                                      Memphis, Tennessee 38119

Jenny Morgenthau....................  The Fresh Air Fund
                                      1040 Avenue of the Americas
                                      New York, New York 10018

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

Related Party Transactions

      At the time of the acquisition of Millbrook by Holdings and the acquisition of Manischewitz by Enterprises, Millbrook and Manischewitz entered into separate arrangements with P&E Properties, an entity of which Mr. Bernstein is the sole shareholder. In these arrangements, Millbrook agreed to pay a quarterly management fee of $100,000 and Millbrook and Manischewitz agreed to reimburse P&E Properties for reasonable services and out-of-pocket and other expenses incurred on Millbrook's and Manischewitz' behalf. These services include among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For the year ended March 31, 2000, P&E Properties was (i) paid $400,000 in management fees by Millbrook; (ii) reimbursed $875,000 for reasonable services provided to Millbrook; and (iii) reimbursed approximately $428,000 for reasonable services provided to Manischewitz.

      Enterprises reimburses P&E Properties for personal services, including executive services, rendered by certain of its executive officers. Mr. Bernstein does not receive a salary from P&E Properties. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings, Enterprises, Millbrook and Manischewitz. The reasonable services provided are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided. In addition, in fiscal 2000, Millbrook and Manischewitz reimbursed P&E Properties approximately $97,000 and $16,000, respectively for use of an airplane owned by P&E Properties. When commercial flights were reasonably available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

      In the opinion of management, these methodologies provided a reasonable basis for such allocations. In addition, each of Holdings, Enterprises, Millbrook and Manischewitz believe that the terms of the arrangement with P&E Properties were no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

      At March 31, 2000, Dennis M. Newnham, the Chief Executive Officer and President of Manischewitz, had an outstanding loan with Holdings in the amount of $76,300 related to his equity interest in Holdings.

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
                  Financial Statements and Schedules are filed as part of this report.
            2.    The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
      (b)   Reports on Form 8-K filed in Fourth Quarter of fiscal 2000.
                  None.
      (c)   Index to Exhibits.
            Exhibit No. Description of Document
            ----------- -----------------------

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

            3.1         Certificate of Incorporation of R.A.B. Holdings, Inc.
                        (incorporated by reference to Exhibit 3.1 to the Registration Statement).

            3.2 Certificate of Amendment of Certificate of Incorporation of R.A.B. Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement).

           *3.2.1 Certificate of Designation of R.A.B. Holdings, Inc. for the Series A Preferred Stock.

           *3.2.2 Certificate of Designation of R.A.B. Holdings, Inc. for the Series B Preferred Stock.

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

            Exhibit No. Description of Document
            ----------- -----------------------

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

            10.1.1 Amendment dated as of February 8, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.1 to the Registrants' Annual Report on Form 10-K for the fiscal year 1999 (the "1999 Form 10-K")).

            10.1.2 Amendment dated as of February 19, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.2 to the 1999 Form 10-K).

            10.1.3 Amendment dated as of March 24, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.3 to the 1999 Form 10-K).

           *10.1.4 Amendment dated as of April 5, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

           *10.1.5 Amendment dated as of January 31, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

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

           *Filed herewith.

      (d)   Financial Statement Schedules.
            The financial statements schedules are listed in the accompanying Index to Financial Statements and Schedules.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 6th day of July, 2000.

                                    R.A.B HOLDINGS, INC.


                                    /s/ Richard A. Bernstein
                                    ------------------------------------------
                                    Richard A. Bernstein, President
                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard A. Bernstein      Chairman, President, Chief Executive Officer      July 6, 2000
---------------------------   and Director
Richard A. Bernstein             (principal executive officer)

/s/ Steven M. Grossman        Executive Vice President, Chief Financial         July 6, 2000
---------------------------   Officer, Treasurer and Director
Steven M. Grossman               (principal financial and accounting officer)

/s/ Lewis J. Korman           Vice Chairman and Director                        July 6, 2000
---------------------------
Lewis J. Korman

/s/ Robert A. Sigel           Director                                          July 6, 2000
---------------------------
Robert A. Sigel

/s/ Dennis M. Newnham         Director                                          July 6, 2000
---------------------------
Dennis M. Newnham

/s/ Richard H. Hochman        Director                                          July 6, 2000
---------------------------
Richard H. Hochman

/s/ Jenny Morgenthau          Director                                          July 6, 2000
---------------------------
Jenny Morgenthau

/s/ Michael A. Pietrangelo    Director                                          July 6, 2000
---------------------------
Michael A. Pietrangelo



Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 6th day of July, 2000.

                                    R.A.B ENTERPRISES, INC.


                                    /s/ Richard A. Bernstein
                                    ------------------------------------------
                                    Richard A. Bernstein, President
                                    and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard A. Bernstein      Chairman, President, Chief Executive Officer      July 6, 2000
---------------------------   and Director
Richard A. Bernstein             (principal executive officer)

/s/ Steven M. Grossman        Executive Vice President, Chief Financial         July 6, 2000
---------------------------   Officer, Treasurer and Director
Steven M. Grossman               (principal financial and accounting officer)

/s/ Lewis J. Korman           Vice Chairman and Director                        July 6, 2000
---------------------------
Lewis J. Korman

/s/ James A. Cohen            Senior Vice President - Legal Affairs,            July 6, 2000
---------------------------   Secretary and Director
James A. Cohen



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

No annual report or proxy material has been sent to security holders of each registrant.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Financial Statements                                                                                                   Page
--------------------                                                                                                   ----

Consolidated Financial Statements of R.A.B. Holdings, Inc. And Subsidiaries and
     R.A.B. Enterprises, Inc. And Subsidiaries
   Independent Auditors' Report...............................................................................          F-2
   Consolidated Balance Sheets as of March 31, 2000 and 1999..................................................          F-3
   Consolidated Statements of Operations for the Years Ended
      March 31, 2000, 1999 and 1998...........................................................................          F-4
   Consolidated Statements of Stockholders' Equity (Holdings) for the Years Ended
      March 31, 2000, 1999 and 1998...........................................................................          F-5
   Consolidated Statements of Stockholder's Equity (Enterprises) for the Years Ended
      March 31, 2000, 1999 and 1998...........................................................................          F-6
   Consolidated Statements of Cash Flows for the Years Ended
      March 31, 2000, 1999 and 1998...........................................................................          F-7
   Notes to Consolidated Financial Statements.................................................................          F-8

   Schedules
   ---------

     I - Condensed Financial Information of Registrants.......................................................          S-1
     II - Valuation and Qualifying Accounts...................................................................          S-5


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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP

June 27, 2000
New York, New York

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

March 31,                                                                                                      2000
-----------------------------------------------------------------------------------------------  -------------------------------
                                                                                                    Holdings       Enterprises
                                                                                                 --------------   --------------
                                            ASSETS
Current assets:
        Cash                                                                                     $       4,637    $       4,618
        Accounts receivable                                                                             54,985           54,985
        Inventories                                                                                     65,286           65,286
        Restricted investments                                                                           3,145                -
        Other current assets                                                                             5,757            6,805
                                                                                                 --------------   --------------
                Total current assets                                                                   133,810          131,694
Noncurrent assets:
        Restricted investments                                                                           1,582                -
        Other assets                                                                                    13,158           12,178
                                                                                                 --------------   --------------
                Total noncurrent assets                                                                 14,740           12,178
Property, plant and equipment, net                                                                      37,199           37,199
Intangibles, net                                                                                       104,259          104,259
                                                                                                 --------------   --------------

Total assets                                                                                     $     290,008    $     285,330
                                                                                                 ==============   ==============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current maturities of long-term debt                                                     $       1,946    $       1,946
        Accounts payable                                                                                50,581           50,581
        Other current liabilities                                                                       26,734           24,101
                                                                                                 --------------   --------------
                Total current liabilities                                                               79,261           76,628
Noncurrent liabilities:
        Long-term debt                                                                                 168,143          143,143
        Deferred compensation                                                                            9,319            9,319
        Deferred income taxes                                                                            9,539            9,539
        Other liabilities                                                                                4,998            4,998
                                                                                                 --------------   --------------
Total noncurrent liabilities                                                                           191,999          166,999

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $500 par value, 100,000 shares authorized,
                24,875 and 20,000 shares of Series A issued and
                outstanding at March 31, 2000 and March 31, 1999, respectively                          12,344                -
                1,000 shares of Series B issued and outstanding
                at March 31, 2000                                                                          500                -
        Common stock, $.01 and $1.00 par value, 1,000,000 shares
                and 200 shares authorized, issued 105,100 shares and
                200 shares at March 31, 2000 and 104,100 shares and
                200 shares at March 31, 1999, respectively                                                   1                -
        Additional paid-in capital                                                                         428           39,482
        Retained earnings (deficit)                                                                      5,317            2,062
        Accumulated other comprehensive income                                                             159              159
                                                                                                 --------------   --------------
                                                                                                        18,749           41,703
        Less common stock in treasury - 700 shares                                                           1                -
                                                                                                 --------------   --------------
                Total stockholders' equity                                                              18,748           41,703
                                                                                                 --------------   --------------

Total liabilities and stockholders' equity                                                       $     290,008    $     285,330
                                                                                                 ==============   ==============

March 31,                                                                                                      1999
-----------------------------------------------------------------------------------------------  ------------------------------
                                                                                                    Holdings      Enterprises
                                                                                                 --------------  --------------
                                            ASSETS
Current assets:
        Cash                                                                                     $       2,088   $       2,078
        Accounts receivable                                                                             52,989          52,989
        Inventories                                                                                     62,061          62,061
        Restricted investments                                                                           5,805               -
        Other current assets                                                                            12,304          10,512
                                                                                                 --------------  --------------
                Total current assets                                                                   135,247         127,640
Noncurrent assets:
        Restricted investments                                                                           8,880               -
        Other assets                                                                                    14,935          13,268
                                                                                                 --------------  --------------
                Total noncurrent assets                                                                 23,815          13,268
Property, plant and equipment, net                                                                      38,467          38,467
Intangibles, net                                                                                       100,078         100,078
                                                                                                 --------------  --------------

Total assets                                                                                     $     297,607   $     279,453
                                                                                                 ==============  ==============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current maturities of long-term debt                                                     $       1,291   $       1,291
        Accounts payable                                                                                56,530          56,530
        Other current liabilities                                                                       26,138          23,437
                                                                                                 --------------  --------------
                Total current liabilities                                                               83,959          81,258
Noncurrent liabilities:
        Long-term debt                                                                                 182,758         134,758
        Deferred compensation                                                                            9,095           9,095
        Deferred income taxes                                                                            8,860           8,860
        Other liabilities                                                                                8,304           8,304
                                                                                                 --------------  --------------
Total noncurrent liabilities                                                                           209,017         161,017

Commitments and contingencies

Stockholders' equity:
        Preferred stock, $500 par value, 100,000 shares authorized,
                24,875 and 20,000 shares of Series A issued and
                outstanding at March 31, 2000 and March 31, 1999, respectively                           9,906               -
                1,000 shares of Series B issued and outstanding
                at March 31, 2000                                                                            -               -
        Common stock, $.01 and $1.00 par value, 1,000,000 shares
                and 200 shares authorized, issued 105,100 shares and
                200 shares at March 31, 2000 and 104,100 shares and
                200 shares at March 31, 1999, respectively                                                   1               -
        Additional paid-in capital                                                                         332          39,482
        Retained earnings (deficit)                                                                     (5,748)         (2,444)
        Accumulated other comprehensive income                                                             140             140
                                                                                                 --------------  --------------
                                                                                                         4,631          37,178
        Less common stock in treasury - 700 shares                                                           -               -
                                                                                                 --------------  --------------
                Total stockholders' equity                                                               4,631          37,178
                                                                                                 --------------  --------------

Total liabilities and stockholders' equity                                                       $     297,607   $     279,453
                                                                                                 ==============  ==============

                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

For the years ended March 31,                                               2000                              1999
------------------------------------------------------------- --------------------------------   --------------------------------
                                                                  Holdings       Enterprises        Holdings        Enterprises
                                                              ---------------   --------------   --------------   ---------------


Revenues                                                      $      580,616    $     580,570    $     508,293    $      508,293

Costs and expenses:
        Cost of sales                                                443,390          443,390          385,536           385,536
        Selling                                                       48,305           48,305           48,115            48,115
        Distribution and warehousing                                  45,224           45,224           38,067            38,067
        General and administrative                                    24,646           24,625           23,861            23,861
        Amortization of intangibles                                    3,086            3,086            2,790             2,790
                                                              ---------------   --------------   --------------   ---------------

                Total costs and expenses                             564,651          564,630          498,369           498,369
                                                              ---------------   --------------   --------------   ---------------



Operating income                                                      15,965           15,940            9,924             9,924


Interest expense, net                                                 18,960           15,888           20,020            14,949
                                                              ---------------   --------------   --------------   ---------------


(Loss) income before (benefit) provision for income taxes             (2,995)              52          (10,096)           (5,025)


(Benefit) provision for income taxes                                  (1,146)             288           (3,174)           (1,399)
                                                              ---------------   --------------   --------------   ---------------


(Loss) income before extraordinary item                               (1,849)            (236)          (6,922)           (3,626)


Extraordinary gain on early extinguishment of debt,
        net of income taxes of $8.5 million and
        $3.1 million, respectively                                    12,914            4,742                -                 -
                                                              ---------------   --------------   --------------   ---------------


Net income (loss)                                             $       11,065    $       4,506    $      (6,922)   $       (3,626)
                                                              ===============   ==============   ==============   ===============


For the years ended March 31,                                               1998
------------------------------------------------------------- --------------------------------
                                                                 Holdings        Enterprises
                                                              ---------------   --------------


Revenues                                                      $      470,201    $     470,201

Costs and expenses:
        Cost of sales                                                360,162          360,162
        Selling                                                       43,766           43,766
        Distribution and warehousing                                  37,339           37,339
        General and administrative                                    21,559           21,551
        Amortization of intangibles                                        -                -
                                                              ---------------   --------------

                Total costs and expenses                             462,826          462,818
                                                              ---------------   --------------



Operating income                                                       7,375            7,383


Interest expense, net                                                  5,079            5,079
                                                              ---------------   --------------


(Loss) income before (benefit) provision for income taxes              2,296            2,304


(Benefit) provision for income taxes                                   1,122            1,122
                                                              ---------------   --------------


(Loss) income before extraordinary item                                1,174            1,182


Extraordinary gain on early extinguishment of debt,
        net of income taxes of $8.5 million and
        $3.1 million, respectively                                         -                -
                                                              ---------------   --------------


Net income (loss)                                             $        1,174    $       1,182
                                                              ===============   ==============


                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except for share data)
--------------------------------------------------------------------------------

For the years ended March 31,                                                   2000                              1999
----------------------------------------------------------------   -------------------------------   -------------------------------
                                                                       Shares          Amounts           Shares          Amounts
                                                                   --------------   --------------   --------------   --------------
Preferred stock, $500 par value, 100,000
   shares authorized:
        Series A:
                Balance at beginning of period                            20,000    $       9,906           20,000    $       9,906
                Issuance of stock                                          4,875            2,438                -                -
                                                                   --------------   --------------   --------------   --------------
                Balance at end of period                                  24,875           12,344           20,000            9,906
                                                                   --------------   --------------   --------------   --------------
        Series B:
                Balance at beginning of period                                 -                -                -                -
                Issuance of stock                                          1,000              500                -                -
                                                                   --------------   --------------   --------------   --------------
                Balance at end of period                                   1,000              500                -                -
                                                                   --------------   --------------   --------------   --------------

Common stock, $.01 par value, 1,000,000
   shares authorized:
        Balance at beginning of period                                   104,100                1          100,000                1
        Issuance of stock                                                  1,000                -            4,100                -
                                                                   --------------   --------------   --------------   --------------
        Total                                                            105,100                1          104,100                1
                                                                   --------------   --------------   --------------   --------------
        Treasury shares at beginning of period                                 -                -           (1,600)              (2)
        Purchase of treasury shares                                         (900)              (1)          (2,800)              (4)
        Issuance of stock                                                    200                -            4,400                6
                                                                   --------------   --------------   --------------   --------------
        Treasury shares at end of period                                    (700)              (1)               -                -
                                                                   --------------   --------------   --------------   --------------
        Balance at end of period                                         104,400                -          104,100                1
                                                                   --------------   --------------   --------------   --------------

Additional paid-in capital:
        Balance at beginning of period                                                        332                                98
        Issuance of treasury shares and common stock                                           96                               234
                                                                                    --------------                    --------------
        Balance at end of period                                                              428                               332
                                                                                    --------------                    --------------

Retained earnings (deficit):
        Balance at beginning of period                                                     (5,748)                            1,174
        Net (loss) income                                                                  11,065                            (6,922)
                                                                                    --------------                    --------------
        Balance at end of period                                                            5,317                            (5,748)
                                                                                    --------------                    --------------

Other comprehensive income (loss):
        Unrealized gain on securities
              available-for-sale                                                              159                               214
        Minimum pension liability adjustment                                                    -                               (74)
                                                                                    --------------                    --------------
        Other comprehensive income                                                            159                               140
                                                                                    --------------                    --------------

Total stockholders' equity                                                          $      18,748                     $       4,631
                                                                                    ==============                    ==============

For the years ended March 31,                                                    1998
----------------------------------------------------------------   -------------------------------
                                                                       Shares           Amounts
                                                                   ---------------  --------------
Preferred stock, $500 par value, 100,000
   shares authorized:

        Series A:
                Balance at beginning of period                             20,000          $9,906
                Issuance of stock                                               -               -
                                                                   ---------------  --------------
                Balance at end of period                                   20,000           9,906
                                                                   ---------------  --------------
        Series B:
                Balance at beginning of period                                  -               -
                Issuance of stock                                               -               -
                                                                   ---------------  --------------
                Balance at end of period                                        -               -
                                                                   ---------------  --------------

Common stock, $.01 par value, 1,000,000
   shares authorized:
        Balance at beginning of period                                     99,000               1
        Issuance of stock                                                   1,000               -
                                                                   ---------------  --------------
        Total                                                             100,000               1
                                                                   ---------------  --------------
        Treasury shares at beginning of period                                  -               -
        Purchase of treasury shares                                        (1,600)             (2)
        Issuance of stock                                                       -               -
                                                                   ---------------  --------------
        Treasury shares at end of period                                   (1,600)             (2)
                                                                   ---------------  --------------
        Balance at end of period                                           98,400              (1)
                                                                   ---------------  --------------
Additional paid-in capital:
        Balance at beginning of period                                                         97
        Issuance of treasury shares and common stock                                            1
                                                                                    --------------
        Balance at end of period                                                               98
                                                                                    --------------
Retained earnings (deficit):
        Balance at beginning of period                                                          -
        Net (loss) income                                                                   1,174
                                                                                    --------------
        Balance at end of period                                                            1,174
                                                                                    --------------
Other comprehensive income (loss):
        Unrealized gain on securities
              available-for-sale                                                                -
        Minimum pension liability adjustment                                                    -
                                                                                    --------------
        Other comprehensive income                                                              -
                                                                                    --------------

Total stockholders' equity                                                          $      11,177
                                                                                    ==============


                 See notes to Consolidated Financial Statements

R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands except for share data)
--------------------------------------------------------------------------------

For the years ended March 31,                                                   2000                              1999
----------------------------------------------------------------   -------------------------------   -------------------------------
                                                                       Shares          Amounts           Shares          Amounts
                                                                   --------------   --------------   --------------   --------------
Common stock, $1.00 par value, 200
   shares authorized:
     Balance at beginning of period                                          200    $           -              200    $           -
     Issuance of stock                                                         -                -                -                -
                                                                   --------------   --------------   --------------   --------------
     Balance at end of period                                                200                -              200                -
                                                                   --------------   --------------   --------------   --------------

Additional paid-in capital:
     Balance at beginning of period                                                        39,482                            10,100
     Equity investment from Holdings                                                            -                            29,382
                                                                                    --------------                    --------------
     Balance at end of period                                                              39,482                            39,482
                                                                                    --------------                    --------------

Retained earnings (deficit):
     Balance at beginning of period                                                        (2,444)                            1,182
     Net income (loss)                                                                      4,506                            (3,626)
                                                                                    --------------                    --------------
     Balance at end of period                                                               2,062                            (2,444)
                                                                                    --------------                    --------------

Other comprehensive income (loss):
     Unrealized gain on securities
     available-for-sale                                                                       159                               214
     Minimum pension liability adjustment                                                       -                               (74)
                                                                                    --------------                    --------------
     Other comprehensive income                                                               159                               140
                                                                                    --------------                    --------------

Total stockholder's equity                                                          $      41,703                     $      37,178
                                                                                    ==============                    ==============


For the years ended March 31,                                                    1998
----------------------------------------------------------------   -------------------------------
                                                                       Shares          Amounts
                                                                   --------------   --------------
Common stock, $1.00 par value, 200
   shares authorized:
     Balance at beginning of period                                          200    $           -
     Issuance of stock                                                         -                -
                                                                   --------------   --------------
     Balance at end of period                                                200                -
                                                                   --------------   --------------

Additional paid-in capital:
     Balance at beginning of period                                                        10,100
     Equity investment from Holdings                                                            -
                                                                                    --------------
     Balance at end of period                                                              10,100
                                                                                    --------------

Retained earnings (deficit):
     Balance at beginning of period                                                             -
     Net income (loss)                                                                      1,182
                                                                                    --------------
     Balance at end of period                                                               1,182
                                                                                    --------------

Other comprehensive income (loss):
     Unrealized gain on securities
     available-for-sale                                                                         -
     Minimum pension liability adjustment                                                       -
                                                                                    --------------
     Other comprehensive income                                                                 -
                                                                                    --------------

Total stockholder's equity                                                          $      11,282
                                                                                    ==============


                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

For the years ended March 31,                                                   2000                          1999
------------------------------------------------------------   -------------------------------------    -----------------
                                                                   Holdings           Enterprises           Holdings
                                                               -----------------   -----------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                           $         11,065    $          4,506     $         (6,922)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                      6,651               6,522                7,027
       Amortization of intangibles                                        3,086               3,086                2,790
       Extraordinary gain on early extinguishment of debt,
         net of income taxes                                            (12,914)             (4,742)                   -
       Loss (gain) on disposition of equipment                               57                  57                  (82)
       Deferred income taxes                                              3,810               2,035               (2,388)
   Changes in assets and liabilities:
       Accounts receivable                                               (1,996)             (1,996)              (8,461)
       Inventories                                                        3,779               3,779              (13,750)
       Other current assets                                               2,824               1,759               (2,606)
       Accounts payable                                                  (5,949)             (5,949)              22,995
       Other current liabilities                                         (1,098)             (1,030)               6,786
       Other assets and liabilities                                     (10,599)             (4,790)              (2,398)
                                                               -----------------   -----------------    -----------------

Net cash provided by (used in) operating activities                      (1,284)              3,237                2,991
                                                               -----------------   -----------------    -----------------

Cash flows from investing activities:
   Purchase of I. Epstein & Sons, Inc.                                  (14,986)            (14,986)                   -
   Purchase of The B. Manischewitz Company, LLC,
     net of cash acquired                                                     -                   -             (126,155)
   Acquisitions of plant and equipment                                   (3,373)             (3,373)              (3,419)
   Proceeds from disposition of equipment                                    38                  38                  233
                                                               -----------------   -----------------    -----------------

Net cash used in investing activities                                   (18,321)            (18,321)            (129,341)
                                                               -----------------   -----------------    -----------------

Cash flows from financing activities:
   Proceeds from issuance and (repurchase of)
     long-term debt                                                     (21,016)            (12,266)             168,000
   Payment of debt issuance costs                                             -                   -               (6,489)
   Funding of interest escrow account                                         -                   -              (16,991)
   Payment from interest escrow account                                  10,247                   -                3,120
   Borrowings (repayments) under Credit Agreement                        29,890              29,890              (22,061)
   Proceeds from the issuance of preferred stock                          3,000                   -                    -
   Proceeds from issuance and
     repurchase of common stock                                              33                   -                  236
   Equity investment from Holdings                                            -                   -                    -
                                                               -----------------   -----------------    -----------------

Net cash provided by (used in) financing activities                      22,154              17,624              125,815
                                                               -----------------   -----------------    -----------------

Net increase (decrease) in cash                                           2,549               2,540                 (535)

Cash, beginning of year                                                   2,088               2,078                2,623
                                                               -----------------   -----------------    -----------------

Cash, end of year                                              $          4,637    $          4,618     $          2,088
                                                               =================   =================    =================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                  $         19,504    $         14,950     $         11,229
     Income taxes                                              $          1,073    $            196     $            828

For the years ended March 31,                                        1999                           1998
------------------------------------------------------------   -----------------   --------------------------------------
                                                                  Enterprises           Holdings           Enterprises
                                                               -----------------   -----------------    -----------------
Cash flows from operating activities:
   Net income (loss)                                           $         (3,626)   $          1,174     $          1,182
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                      6,758               4,471                4,471
       Amortization of intangibles                                        2,790                   -                    -
       Extraordinary gain on early extinguishment of debt,
         net of income taxes                                                  -                   -                    -
       Loss (gain) on disposition of equipment                              (82)                (20)                 (20)
       Deferred income taxes                                               (613)               (106)                (106)
   Changes in assets and liabilities:
       Accounts receivable                                               (8,461)              1,950                1,950
       Inventories                                                      (13,750)             10,457               10,457
       Other current assets                                              (2,486)              3,773                3,545
       Accounts payable                                                  22,995               1,952                1,952
       Other current liabilities                                          4,087               3,729                4,789
       Other assets and liabilities                                      (1,378)             (1,477)              (1,584)
                                                               -----------------   -----------------    -----------------

Net cash provided by (used in) operating activities                       6,234              25,903               26,636
                                                               -----------------   -----------------    -----------------
Cash flows from investing activities:
   Purchase of I. Epstein & Sons, Inc.                                        -                   -                    -
   Purchase of The B. Manischewitz Company, LLC,
     net of cash acquired                                              (126,155)                  -                    -
   Acquisitions of plant and equipment                                   (3,419)             (2,309)              (2,309)
   Proceeds from disposition of equipment                                   233                  83                   83
                                                               -----------------   -----------------    -----------------

Net cash used in investing activities                                  (129,341)             (2,226)              (2,226)
                                                               -----------------   -----------------    -----------------
Cash flows from financing activities:
   Proceeds from issuance and (repurchase of)
     long-term debt                                                     120,000                   -                    -
   Payment of debt issuance costs                                        (4,759)                  -                    -
   Funding of interest escrow account                                         -                   -                    -
   Payment from interest escrow account                                       -                   -                    -
   Borrowings (repayments) under Credit Agreement                       (22,061)            (23,690)             (23,690)
   Proceeds from the issuance of preferred stock                              -                   -                    -
   Proceeds from issuance and
     repurchase of common stock                                               -                  (1)                   -
   Equity investment from Holdings                                       29,382                   -                    -
                                                               -----------------   -----------------    -----------------

Net cash provided by (used in) financing activities                     122,562             (23,691)             (23,690)
                                                               -----------------   -----------------    -----------------

Net increase (decrease) in cash                                            (545)                (14)                 720

Cash, beginning of year                                                   2,623               2,637                1,903
                                                               -----------------   -----------------    -----------------

Cash, end of year                                              $          2,078    $          2,623     $          2,623
                                                               =================   =================    =================
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                                  $          8,109    $          4,054     $          4,054
     Income taxes                                              $            828    $          1,392     $          1,392


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

            Principles of Consolidation - The Consolidated Financial Statements include the accounts of the Companies and their subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

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

            Fiscal Year - The Companies' fiscal years end on March 31.

            Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. At March 31, 2000 and 1999, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $999,000 and $322,000, respectively. For the year ended March 31, 2000, the liquidation of certain LIFO layers decreased costs of products sold by approximately $250,000.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.    Summary Of Significant Accounting Policies (Continued)

            Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

                  Buildings and improvements.......  5-35 years
                  Machinery and equipment..........  2-15 years
                  Rolling stock....................  3-8  years

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

            Long-Lived Assets - The Companies review their long-lived assets and related intangibles for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Such changes in circumstances may include, among other factors, a significant change in technology that may render an asset obsolete or noncompetitive or a significant change in the extent or manner in which an asset is used. The assessment for potential impairment is based upon the Companies' abilities to recover the unamortized balance of their long-lived assets from expected future cash flows on an undiscounted basis (without interest charges). If such expected future cash flows are less than the carrying amount of the asset, an impairment loss would be recorded.

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

            Comprehensive (Loss) Income - For the years ended March 31, 2000, 1999 and 1998, Holdings' and Enterprises' comprehensive (loss) income was $11,084,000 and $4,525,000, respectively, ($6,782,000) and ($3,486,000), respectively, and $1,174,000 and $1,182,000, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.    Summary Of Significant Accounting Policies (Continued)

            Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Companies will adopt SFAS No. 133 when it becomes effective. The Companies have not yet determined the impact SFAS No. 133 will have on their financial positions or results of operations when such statement is adopted.

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

            The pro forma consolidated historical results, as if the Manischewitz business had been acquired at the beginning of each of the periods presented, are as follows (in thousands):

            For the years ended March 31,                      1999                                        1998
            -----------------------------     --------------------------------------      --------------------------------------
                                                  Holdings             Enterprises            Holdings            Enterprises
                                              ----------------      ----------------      ----------------      ----------------
            Revenues                          $       512,730       $       512,730       $       524,575       $       524,575

            Net loss                          $        (7,772)      $        (4,176)      $        (4,585)      $          (989)

            On January 31, 2000, Millbrook acquired certain of the assets and operation of I. Epstein & Sons, Inc. ("Epstein") for a purchase price of approximately $15.4 million, including transaction costs. Epstein was a full service distributor of kosher and specialty food products, including its Season brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by the Companies' Manischewitz subsidiary.

            The acquisition of Epstein was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Epstein based upon their fair values at the date of acquisition. The fair value of the assets acquired (approximately $17 million) and liabilities assumed (approximately $2 million) were based upon third party appraisals and other valuation analyses. The purchase price exceeded the fair value of the net assets acquired by approximately $7 million which is being amortized over 25 years. The liabilities assumed include a $900,000 provision for a minor restructuring of the Epstein operations as a result of the acquisition. This liability is primarily comprised of a portion of future lease payments. As of March 31, 2000, this provision has been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets. The consolidated statements of operations include the operating results of Epstein since its date of acquisition. Pro forma historical operating results have not been included as the impact of the acquisition was not considered significant on a consolidated basis.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.    Accounts Receivable

            Accounts receivable for Holdings and Enterprises consisted of the following (in thousands):

            March 31,                                     2000        1999
            ------------------------------------------  ---------   ---------
            Accounts receivable.......................  $  59,236   $  56,292
            Allowance for doubtful accounts...........     (4,251)     (3,303)
                                                        ---------   ---------
                                                        $  54,985   $  52,989
                                                        =========   =========
4.    Inventories

            Inventories for Holdings and Enterprises consisted of the following (in thousands):

            March 31,                                     2000        1999
            ------------------------------------------  ---------   ---------

            Raw materials.............................  $   1,815   $   1,219
            Finished goods............................     63,471      60,842
                                                        ---------   ---------
                                                        $  65,286   $  62,061
                                                        =========   =========

5.    Property, Plant & Equipment

            Property, plant and equipment for Holdings and Enterprises consisted of the following (in thousands):

            March 31,                                     2000        1999
            ------------------------------------------  ---------   ---------

            Land......................................  $   2,929   $   2,936
            Buildings and improvements................     17,364      16,679
            Machinery and equipment...................     28,803      24,630
            Rolling stock.............................      3,296       3,277
            Work in progress..........................          -          54
                                                        ---------   ---------
                                                           52,392      47,576
            Less accumulated depreciation and
                 amortization.........................     15,193       9,109
                                                        ---------   ---------
                                                        $  37,199   $  38,467
                                                        =========   =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.    Intangibles

            Intangibles for Holdings and Enterprises consisted of the following (in thousands):

            March 31,                                     2000        1999
            ------------------------------------------  ---------   ---------

            Trademarks and trade names................  $  42,000   $  42,000
            Distributorship and trademark license
                 agreements...........................      4,400       4,400
            Excess of cost over net assets acquired...     63,735      56,468
                                                        ---------   ---------
                                                          110,135     102,868
            Less accumulated amortization.............      5,876       2,790
                                                        ---------   ---------
                                                        $ 104,259   $ 100,078
                                                        =========   =========

7.    Other Current Liabilities

            Other current liabilities for Holdings and Enterprises consisted of the following (in thousands):

            March 31,                                                  2000                                    1999
            ----------------------------------------   ----------------------------------      -----------------------------------
                                                           Holdings         Enterprises            Holdings           Enterprises
                                                       ---------------    ---------------      ---------------     ---------------
            Accrued compensation and
                 fringe benefits....................   $        11,358    $        11,358      $         9,306     $         9,306
            Accrued interest........................             6,116              4,747                8,098               5,491
            Accrued liabilities.....................             9,260              7,996                8,734               8,640
                                                       ---------------    ---------------      ---------------     ---------------
                                                       $        26,734    $        24,101      $        26,138     $        23,437
                                                       ===============    ===============      ===============     ===============

8.    Long-term Debt

            Long-term debt for Holdings and Enterprises consisted of the following (in thousands):

            March 31,                                                  2000                                    1999
            ----------------------------------------   ----------------------------------      -----------------------------------
                                                           Holdings         Enterprises            Holdings           Enterprises
                                                       ---------------    ---------------      ---------------     ---------------

            10.5% Notes due 2005....................   $        99,150    $        99,150      $       120,000     $       120,000
            13% Notes due 2008......................            25,000                  -               48,000                   -
            Revolving credit facility...............            39,000             39,000                7,673               7,673
            Term loan...............................             6,939              6,939                8,376               8,376
                                                       ---------------    ---------------      ---------------     ---------------
                                                               170,089            145,089              184,049             136,049
            Less current maturities.................             1,946              1,946                1,291               1,291
                                                       ---------------    ---------------      ---------------     ---------------
                                                       $       168,143    $       143,143      $       182,758     $       134,758
                                                       ===============    ===============      ===============     ===============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.    Long-term Debt (Continued)

            On March 31, 1997, Millbrook entered into a credit agreement, as subsequently amended, with a group of commercial lending institutions providing for a credit facility in the aggregate amount of $100 million consisting of revolving credit loans up to $90.2 million and an amortizing term loan of $9.8 million (the "Credit Agreement"). Effective May 1, 1998, the Credit Agreement was amended and restated to include Manischewitz. On April 24, 2000, the Credit Agreement was amended to provide for revolving credit loans up to $115 million. Borrowings under this long-term facility, which expires March 31, 2003, are supported by specified assets in accordance with a borrowing base formula, as defined in the Credit Agreement. Enterprises pledged Millbrook's stock and Manischewitz' interests under the terms of the Credit Agreement. Additionally, the Credit Agreement requires the maintenance of a minimum level of cash flow, as defined and imposes restrictions on investments, capital expenditures, cash dividends, management fees and advances to the parent and other indebtedness. At March 31, 2000, substantially all of the assets of Enterprises' subsidiaries are unavailable for dividends. At March 31, 2000, Millbrook and Manischewitz had available, under the Credit Agreement, unused borrowing capacity of approximately $49 million, net of outstanding letters of credit of approximately $1.9 million.

            Borrowings under the Credit Agreement bear interest at either the London interbank offered ("LIBO") rate plus a margin or the bank's alternate base rate plus a margin (up to 2.50%). The margin, which ranged from 1.50% to 1.75% at March 31, 2000, is based upon availability pursuant to the borrowing base calculation. At March 31, 2000, borrowings under the LIBO option were $45,939,000. At March 31, 1999, borrowings under the LIBO and alternate base rate options were $15,376,000 and $673,000, respectively. At March 31, 2000, the interest rate on the outstanding LIBO and alternate base rate loans ranged from 7.50% to 7.99%. In addition, on May 1, 1997, Millbrook entered into a three-year interest rate protection agreement that effectively caps rates on a notional principal amount up to $50 million of borrowings at a LIBO rate of 7.625%, as required by the Credit Agreement to manage interest rate exposure to market fluctuations. The Companies (i) do not engage in derivative activity for trading or speculative purposes; (ii) periodically evaluate the financial position of the counterparty; and (iii) do not expect non-performance by the counterparty. At March 31, 2000 and 1999, Millbrook's and Manischewitz' outstanding debt under the Credit Agreement and the interest rate protection agreement approximate fair value. The recognition of the fair value of the interest rate protection agreement is not required since it is accounted for as a hedge. At March 31, 2000, the fair value of Holdings' 13% Notes and Enterprises' 10.5% Notes was $12.5 million and $67.4 million, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8.    Long-term Debt (Continued)

            During the year ended March 31, 2000, Enterprises repurchased approximately $20.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $4.7 million, net of income taxes of approximately $3.1 million. In addition, the stockholders of Holdings purchased $3.0 million of additional preferred stock to partially fund Holdings' repurchase of $23.0 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.4 million. These transactions were recorded as extraordinary items.

            Following March 31, 2000, Enterprises repurchased approximately $18.8 million of its outstanding 10.5% Notes. The resulting gain from early extinguishment of this debt will be recorded in the Companies consolidated financial statements for the fiscal quarter ending June 30, 2000.

            Future maturities of long-term debt at March 31, 2000 were as follows (in thousands):

                                                  Holdings         Enterprises
                                              ---------------    ---------------
            2001.......................        $     1,946       $      1,946
            2002.......................              1,946              1,946
            2003.......................             42,047             42,047
            2004.......................                  -                  -
            2005.......................                  -                  -
            Thereafter.................            124,150             99,150
                                                -------------     --------------
                                                $  170,089        $   145,089
                                                =============     ==============

9.    Stockholders' Equity

            In conjunction with its acquisition of Millbrook in 1997, Holdings sold 20,000 shares of Series A Preferred Stock at $500 per share and 100,000 shares of Common Stock at $1.00 per share. During the year ended March 31, 2000, Holdings sold an additional 5,000 shares of Series A Preferred Stock at $500 per share and 1,000 shares of Series B Preferred Stock at $500 per share.

            The holders of the Series A and B Preferred Stock are entitled to cumulative preferential cash dividends of $50 per year (10%), per share. At March 31, 2000, the amount of accumulated unpaid dividends per share on the Series A Preferred Stock was $150 for shares issued in 1997 and $50 for each of the Series A and B Preferred Stock issued in 1999. Unless all accumulated and unpaid dividends on the Series A and B Preferred Stock are paid, no dividends shall be declared or paid on Holdings' Common Stock. The Series A and B Preferred Stock are each subject to an optional redemption by Holdings at any time, in whole or in part, at the redemption price per share of $500 plus an amount equal to all accumulated and unpaid dividends.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


10.   Commitments And Contingencies

      Leases

            The Companies lease certain facilities, machinery and vehicles under various non-cancelable operating lease agreements. The Companies are required to pay property taxes, insurance and normal maintenance costs for certain of their facilities. Future minimum lease payments required under such leases in effect at March 31, 2000 were as follows (in thousands):

            2001..................................................   $ 4,366
            2002..................................................     4,115
            2003..................................................     3,184
            2004..................................................     2,218
            2005..................................................     1,908
            Thereafter............................................     4,546
                                                                     -------
                                                                     $20,337
                                                                     =======

            Total rent expense for all operating leases was $5.7 million, $4.9 million and $4.3 million for the years ended March 31, 2000, 1999, and 1998, respectively.

      Commitments

            At March 31, 2000 and 1999, Manischewitz had approximately $1.2 million and $1.5 million, respectively, of purchase commitments with certain vendors.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.   Income Taxes

            The provision (benefit) for income taxes consisted of the following (in thousands):

            March 31,                                                         2000                                1999
            -----------------------------------------------   ---------------------------------   ---------------------------------
                                                                Holdings          Enterprises       Holdings          Enterprises
                                                              ------------      ---------------   ------------      ---------------
            Currently (receivable) payable:
                  Federal..................................   $     (4,329)     $        (1,564)  $       (671)     $          (671)
                  State....................................           (627)                (183)          (115)                (115)
                                                              ------------      ---------------   ------------      ---------------
                                                                    (4,956)              (1,747)          (786)                (786)
                                                              ------------      ---------------   ------------      ---------------
            Deferred (benefit) liability:
                  Federal..................................   $      3,759      $         1,984         (2,582)     $          (807)
                  State....................................             51                   51            194                  194
                                                              ------------      ---------------   ------------      ---------------
                                                                     3,810                2,035         (2,388)                (613)
                                                              ------------      ---------------   ------------      ---------------
                                                              $     (1,146)     $           288   $     (3,174)     $        (1,399)
                                                              ============      ===============   ============      ===============


            March 31,                                                1998
            -----------------------------------------------   ---------------
                                                                Holdings and
                                                                 Enterprises
                                                              ---------------
            Currently (receivable) payable:
                  Federal..................................   $         1,075
                  State....................................               153
                                                              ---------------
                                                                        1,228
                                                              ---------------
            Deferred (benefit) liability:
                  Federal..................................   $           (93)
                  State....................................               (13)
                                                              ---------------
                                                                         (106)
                                                              ---------------
                                                              $         1,122
                                                              ===============

            A reconciliation of the statutory United States Federal income tax rate to the Companies effective income tax (benefit) rates follows:


      For the years ended
      March 31,                                                      2000                                  1999
      --------------------------------------------    -----------------------------------    -----------------------------------
                                                         Holdings          Enterprises          Holdings          Enterprises
                                                      ---------------   -----------------    ---------------   -----------------
      Statutory rate...............................        (35.0%)             35.0%              (35.0%)           (35.0%)
      State income taxes, net of
            Federal benefit........................         (2.6)             116.6                  .5               1.0
      Nondeductible amortization of
            intangibles............................         16.4              945.0                 4.5               9.0
      Change in valuation
            allowances.............................        (23.3)            (657.7)                -                 -
      Other, principally meals and
            disallowances in 1998..................          6.2              115.3                (1.4)             (2.8)
                                                      ---------------   -----------------    ---------------   -----------------

                                                           (38.3%)            554.2%              (31.4%)           (27.8%)
                                                      ===============   =================    ===============   =================


      For the years ended
      March 31,                                                     1998
      --------------------------------------------    ---------------------------------
                                                         Holdings         Enterprises
                                                      ---------------   ---------------
      Statutory rate...............................         35.0%             35.0%
      State income taxes, net of
            Federal benefit........................          4.6               4.6
      Nondeductible amortization of
            intangibles............................          -                 -
      Change in valuation
            allowances.............................          -                 -
      Other, principally meals and
            disallowances in 1998..................          9.2               9.1
                                                      ---------------   ---------------

                                                            48.8%             48.7%
                                                      ===============   ===============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.   Income Taxes (Continued)

            The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

                                                                                2000
                                                                      ----------------------                  1999
                                                                            Holdings and       ------------------------------------
      March 31,                                                              Enterprises            Holdings          Enterprises
      -----------------------------------------------------------     ----------------------   ----------------  ------------------
      Deferred Tax Assets:
           Accounts receivable, principally due to
             allowances for doubtful accounts...................         $         1,701        $      1,883     $         1,883
           Deferred compensation................................                   3,982               3,800               3,800
           Net operating loss carryforwards.....................                       -               5,164               3,034
           Liability accruals...................................                   4,049               6,123               6,123
           Other, net...........................................                     682                 623                 623

      Deferred Tax Liabilities:
           Inventories, principally due to
             acquisition basis differences and
             financial statement allowances.....................                  (4,886)             (5,651)             (5,651)
           Property, plant & equipment, principally
             due to basis differences...........................                  (5,979)             (6,846)             (6,846)
           Identified intangibles, due to
             basis differences..................................                  (9,135)             (9,456)             (9,456)
                                                                         ----------------       -------------    ----------------
           Net deferred tax liabilities before
             valuation allowances...............................                  (9,586)             (4,360)             (6,490)
           Valuation allowances.................................                       -                (697)               (342)
                                                                         ----------------       -------------    ----------------
           Net deferred tax liabilities.........................         $        (9,586)       $     (5,057)    $        (6,832)
                                                                         ================       =============    ================

            At March 31, 2000, Holdings and Enterprises had no consolidated net operating loss carryforwards for Federal or state income tax purposes as these carryforwards were utilized to partially offset the gain on early extinguishment of debt. In addition, the valuation allowances established during the year ended March 31, 1999 were reversed due to the gain on early extinguishment of debt at Holdings and Enterprises.

            At March 31, 1999, Holdings and Enterprises had consolidated net operating loss carryforwards for Federal income tax purposes of $12.2 million and $7.1 million, respectively. The Federal net operating loss carryforwards were to expire March 31, 2019. At March 31, 1999, Holdings and Enterprises had consolidated net operating loss carryforwards for state income tax purposes of $12.4 million and $7.3 million, respectively. The state net operating loss carryforwards were to expire at various dates through 2019. The valuation allowances represented state net operating loss carryforwards, which management believed that it was more likely than not that the carryforward benefits would not be realized, as Holdings and Enterprises file separate state income tax returns which do not have income from operations.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.   Employee Benefit Plans

      Retirement and Savings Plan

            The Companies have a retirement and savings plan ("401(k) Plan") covering substantially all of their employees. The 401(k) Plan provides for matching contributions by the Companies. In addition, the Companies may make annual discretionary contributions to employee accounts based, in part, on the Companies' financial performance. For each of the years ended March 31, 2000, 1999 and 1998, the Companies' provided approximately $1.8 million, $1.8 million and $2.3 million, respectively, for matching and discretionary contributions.

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

            In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies is included in Other assets. At March 31, 2000, future payment obligations under the deferred compensation arrangement were approximately $406,000, $403,000, $401,000, $401,000 and $401,000 for the years ending March 31, 2001, 2002, 2003,
      2004 and 2005, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.   Employee Benefit Plans (Continued)

      Pension Plan and Other Postretirement Benefits

            An analysis of Manischewitz' pension plan and accumulated benefit obligation for its postretirement health plan follows (in thousands):

      For the period ended March 31,                                      2000                                  1999
      ----------------------------------------------------                ----                                  ----
                                                                                Other Post-                            Other Post-
                                                                Pension         Retirement            Pension          Retirement
                                                               Benefits          Benefits            Benefits           Benefits
                                                               --------          --------            --------           --------
      Change in benefit obligation
      Benefit obligation at beginning of period...........    $     13,481      $      1,697       $     13,138        $      1,622
      Service cost........................................             157                21                223                  24
      Interest cost.......................................             876               112                818                 101
      Actuarial (gain) loss...............................          (1,224)             (134)               522                  35
      Amendments..........................................               -                 -               (381)                  -
      Benefits paid.......................................          (1,138)              (88)              (839)                (85)
                                                              ------------      ------------       ------------        ------------
      Benefit obligation at end of period.................          12,152             1,608             13,481               1,697
                                                              ------------      ------------       ------------        ------------
      Change in plan assets
      Fair value of plan assets at beginning
        of period.........................................          11,391                 -             10,442                   -
      Actual return on plan assets........................           1,893                 -                873                   -
      Employer contributions..............................           1,000                88                915                  85
      Benefits paid.......................................          (1,138)              (88)              (839)                (85)
                                                              ------------      ------------       ------------        ------------
      Fair value of plan assets at end of period..........          13,145                 -             11,391                   -
                                                              ------------      ------------       ------------        ------------

      Funded status.......................................             993            (1,608)            (2,090)             (1,697)
      Unrecognized actuarial (gain) loss..................          (2,097)              (99)               175                  35
                                                              ------------      ------------       ------------        ------------
      Net amount recognized...............................    $     (1,104)     $     (1,707)      $     (1,915)       $     (1,662)
                                                              ============      ============       ============        ============
      Amount recognized in the statement
        of financial position consists of:
      Accrued benefit liability...........................    $     (1,104)     $     (1,707)      $     (1,915)       $     (1,662)
      Accumulated other comprehensive income..............               -                 -               (122)                  -
                                                              ------------      ------------       ------------        ------------
      Net amount recognized...............................    $     (1,104)     $     (1,707)      $     (2,037)       $     (1,662)
                                                              ============      ============       ============        ============
      Weighted-average assumptions:
      Discount rate.......................................           7.75%             7.75%              6.75%               6.75%
      Expected return on assets...........................           7.50%                -               7.50%                  -
      Rate of compensation increase.......................           4.00%                -               4.00%                  -

            For measurement purposes, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease by one quarter of 1% per year to 5% in 2010 and remain at that level thereafter.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.   Employee Benefit Plans (Continued)

         For the period ended March 31,                                    2000                                 1999
         -----------------------------------------------                   ----                                 ----
                                                                                 Other Post-                           Other Post-
                                                                 Pension         Retirement           Pension          Retirement
                                                                Benefits          Benefits           Benefits           Benefits
                                                                --------          --------           --------           --------
         Components of net periodic benefit cost
         Service cost......................................    $        157      $         21      $        223        $         24
         Interest cost.....................................             876               112               818                 101
         Expected return on assets.........................            (845)                -              (725)                  -
                                                               ------------      ------------      ------------        ------------
         Net periodic pension cost.........................    $        188      $        133      $        316        $        125
                                                               ============      ============      ============        ============

            The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $12,152,000, $12,139,000 and $13,145,000, respectively, as of the end of the period, and $13,481,000, $13,428,000 and $11,391,000, respectively, as of the beginning of the period.

            Manischewitz provides health benefits to eligible retired employees under its postretirement health care plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                                             1-Percentage-Point
                                                                                             ------------------
                                                                                      Increase               Decrease
                                                                                      --------               --------
                                                                                               (In thousands)

            Effect on total of service and interest cost components...........        $    3             $      (3)
            Effect on postretirement benefit obligation.......................        $   46             $     (42)

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.   Related Party Transactions

            Concurrent with Millbrook's acquisition by Holdings, Millbrook entered into an arrangement with an entity owned by the controlling shareholder of Holdings whereby Millbrook agreed (i) to pay a quarterly management fee of $100,000; and (ii) to reimburse the entity for reasonable services provided and out-of-pocket and other expenses incurred on its behalf. Concurrent with Manischewitz' acquisition by Enterprises, Manischewitz entered into an arrangement with the entity owned by the controlling shareholder of Holdings whereby Manischewitz agreed to reimburse the entity for reasonable services provided and out-of-pocket and other expenses incurred on its behalf. The services provided under both arrangements include, among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For each of the years ended March 31, 2000, 1999 and 1998, Millbrook paid $400,000 for management fees and $875,000, $800,000 and $800,000, respectively, for reasonable services provided by this entity pursuant to its aforementioned arrangement. For the year ended March 31, 2000 and the period ended March 31, 1999, Manischewitz paid approximately $428,000 and $150,000, respectively, for reasonable services provided by this entity pursuant to its aforementioned arrangement. The reasonable services provided under each of these arrangements are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided.

            In addition, during the years ended March 31, 2000 and 1999, Millbrook reimbursed the aforementioned entity approximately $97,000 and $169,000, respectively, and Manischewitz reimbursed the aforementioned entity approximately $16,000 and $25,000, respectively, for use of its airplane. When commercial flights were available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

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


For the years ended March 31,                            2000                         1999                          1998
-----------------------------                  -------------------------    -------------------------    -------------------------
                                                Holdings     Enterprises     Holdings     Enterprises     Holdings     Enterprises
                                               -----------   -----------    -----------   -----------    -----------   -----------
Revenues
    Millbrook .............................    $   537,872   $   537,872    $   464,785   $   464,785    $   470,201   $   470,201
    Manischewitz ..........................         50,321        50,321         46,549        46,549              -             -
                                               -----------   -----------    -----------   -----------    -----------   -----------
      Total segment revenues ..............        588,193       588,193        511,334       511,334        470,201       470,201
    Corporate items, principally
      the elimination of of
      intercompany sales ..................         (7,577)       (7,623)        (3,041)       (3,041)             -             -
                                               -----------   -----------    -----------   -----------    -----------   -----------
                                               $   580,616   $   580,570    $   508,293   $   508,293    $   470,201   $   470,201
                                               ===========   ===========    ===========   ===========    ===========   ===========

Operating income
    Millbrook .............................    $    15,009   $    15,009    $     7,985   $     7,985    $    12,914   $    12,914
    Manischewitz ..........................         11,666        11,666         12,520        12,520              -             -
                                               -----------   -----------    -----------   -----------    -----------   -----------
      Total segment operating income ......         26,675        26,675         20,505        20,505         12,914        12,914
    Corporate items and eliminations ......        (10,710)      (10,735)       (10,581)      (10,581)        (5,539)       (5,531)
                                               -----------   -----------    -----------   -----------    -----------   -----------
                                               $    15,965   $    15,940    $     9,924   $     9,924    $     7,375   $     7,383
                                               ===========   ===========    ===========   ===========    ===========   ===========

Identifiable assets
    Millbrook .............................    $   132,687   $   132,687    $   126,334   $   126,334    $   108,768   $   108,875
    Manischewitz ..........................         49,199        49,199         47,324        47,324              -             -
                                               -----------   -----------    -----------   -----------    -----------   -----------
      Total segment assets ................        181,886       181,886        173,658       173,658        108,768       108,875
    Corporate items, principally
      intangibles not allocated
      to segments .........................        108,122       103,444        123,949       105,975              4             -
                                               -----------   -----------    -----------   -----------    -----------   -----------
                                               $   290,008   $   285,330    $   297,607   $   279,453    $   108,772   $   108,875
                                               ===========   ===========    ===========   ===========    ===========   ===========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


15.   Significant Customers

      For the years ended March 31, 2000 and 1999, revenues from the Companies' two largest customers, Shaw's Supermarket/Star Markets and Ames Department Stores represented approximately 28.9% and 24.4% of total revenues, respectively.

16.   Subsequent Event

      On April 17, 2000, Millbrook acquired substantially all of the assets and operation of the Miller Buckeye Biscuit Company, Inc. for a purchase price of approximately $17.5 million, including transaction costs. The acquisition, which was funded through additional borrowings under the Company's Credit Agreement, was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition, utilizing preliminary allocations of purchase price which are subject to further refinement and adjustment, including appraisals and other valuation analyses. The excess of cost over the fair value of net assets acquired represents goodwill which, when finalized, will be amortized on a straight-line basis over its estimated useful life.

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

BALANCE SHEETS
(In thousands except for share and per share data)

-------------------------------------------------------------------------------------------------------------------------------
March 31,                                                                        2000                          1999
------------------------------------------------------------------       -----------------------      -------------------------
                                                                         Holdings    Enterprises      Holdings      Enterprises
                                                                         --------    -----------      --------      -----------
                             ASSETS
Current assets:
     Cash                                                                $     19      $       -      $     10       $       -
     Restricted investments                                                 3,145              -         5,805               -
     Other current assets                                                       8             41         1,801           1,722
                                                                         --------      ---------      --------       ---------
          Total current assets                                              3,172             41         7,616           1,722
Noncurrent assets:
     Restricted investments                                                 1,582              -         8,880               -
     Intercompany notes receivable                                              -         64,502             -          64,322
     Other assets                                                             980          2,853         1,798           4,189
                                                                         --------      ---------      --------       ---------
          Total noncurrent assets                                           2,562         67,355        10,678          68,511
     Investments in subsidiaries                                           41,703         77,822        37,178          92,912
                                                                         --------      ---------      --------       ---------

Total assets                                                             $ 47,437      $ 145,218      $ 55,472       $ 163,145
                                                                         ========      =========      ========       =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued interest                                                    $  1,369      $   4,348      $  2,613       $   5,277
     Other current liabilities                                              2,320             17           228             690
                                                                         --------      ---------      --------       ---------
          Total current liabilities                                         3,689          4,365         2,841           5,967
Noncurrent liabilities:
     Long-term debt                                                        25,000         99,150        48,000         120,000
                                                                         --------      ---------      --------       ---------
          Total noncurrent liabilities                                     25,000         99,150        48,000         120,000

Stockholders' equity:
     Preferred stock, $500 par value, 100,000 shares
        authorized, 24,875 and 20,000 shares of Series A
        issued and outstanding at March 31, 2000 and
        March 31, 1999, respectively                                       12,344              -         9,906               -
        1,000 shares of Series B issued and outstanding
        at March 31, 2000                                                     500              -             -               -
     Common stock, $.01 and $1.00 par value, 1,000,000
        shares and 200 shares authorized, issued 105,100
        shares and 200 shares at March 31, 2000 and 104,100
        shares and 200 shares at March 31, 1999, respectively                  1              -             1               -
     Additional paid-in capital                                               428         39,482           332          39,482
     Retained earnings (deficit)                                            5,317          2,062        (5,748)         (2,444)
     Accumulated other comprehensive income                                   159            159           140             140
                                                                         --------      ---------      --------       ---------
                                                                           18,749         41,703         4,631          37,178
     Less common stock in treasury - 700 shares                                 1              -             -               -
                                                                         --------      ---------      --------       ---------
          Total stockholders' equity                                       18,748         41,703         4,631          37,178
                                                                         --------      ---------      --------       ---------

Total liabilities and stockholders' equity                               $ 47,437      $ 145,218      $ 55,472       $ 163,145
                                                                         ========      =========      ========       =========


              See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF OPERATIONS
(In thousands)

------------------------------------------------------------------------------------------------------------------------------
For the years ended March 31,                                                     2000                         1999
-------------------------------------------------------------------   --------------------------------------------------------
                                                                         Holdings    Enterprises     Holdings     Enterprises
                                                                      ------------  -------------  ------------   ------------
Equity in net income (loss) of subsidiaries                              $  4,506        $ 1,386      $ (3,626)      $   (449)

Revenues                                                                       46              -             -              -
                                                                         --------        -------      --------       --------
                                                                            4,552          1,386        (3,626)          (449)

General and administrative expenses                                            20             17             -              -
                                                                         --------        -------      --------       --------
Operating income (loss)                                                     4,532          1,369        (3,626)          (449)

Interest expense, net of Holdings' interest
     income of $368 and $931 and Enterprises'
     intercompany interest income of $8,502 and $7,266                      3,073          3,032         5,071          4,887
                                                                         --------        -------      --------       --------
Income (loss) before benefit for income taxes                               1,459         (1,663)       (8,697)        (5,336)

Benefit for income taxes                                                   (1,434)        (1,427)       (1,775)        (1,710)
                                                                         --------        -------      --------       --------
Income (loss) before extraordinary item                                     2,893           (236)       (6,922)        (3,626)

Extraordinary gain on early extinguishment of debt,
     net of income taxes of $5.4 million and
     $3.1 million, respectively                                             8,172          4,742             -              -
                                                                         --------        -------      --------       --------
Net income (loss)                                                        $ 11,065        $ 4,506      $ (6,922)      $ (3,626)
                                                                         ========        =======      ========       ========



              See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF CASH FLOWS
(In thousands)

----------------------------------------------------------------------------------------------------------------------------------
For the years ended March 31,                                                      2000                            1999
--------------------------------------------------------------------       ------------------------     ---------      -----------
                                                                           Holdings     Enterprises      Holdings      Enterprises
                                                                           ---------    -----------     ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $ 11,065      $  4,506        $(6,922)       $ (3,626)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Equity in net (income) loss of subsidiaries                           (4,506)       (1,386)         3,626             449
       Amortization                                                             129           628            269             576
       Extraordinary gain on early extiguishment of debt,
         net of income taxes                                                 (8,172)       (4,742)             -               -
       Deferred income taxes                                                  1,775         1,710         (1,775)         (1,710)
   Changes in assets and liabilities:
       Intercompany notes receivable                                              -             -              -               -
       Accrued interest                                                      (1,244)         (929)         2,613           5,277
                                                                           --------      --------       --------        --------

Net cash provided by (used in) operating activities                            (953)         (213)        (2,189)            966
                                                                           --------      --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of The B. Manischewitz Company, LLC,
       net of cash acquired                                                       -             -              -        (124,255)
   Equity investment in Enterprises                                               -             -        (29,382)              -
                                                                           --------      --------       --------        --------

Net cash used in investing activities                                             -             -        (29,382)       (124,255)
                                                                           --------      --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt                                      -             -         48,000         120,000
    Repurchase of long-term debt                                             (8,750)      (12,266)             -               -
    Payment of debt issuance costs                                                -             -         (1,730)         (4,759)
    Funding of interest escrow account                                            -             -        (16,991)              -
    Payment from interest escrow account                                     10,247             -          3,120               -
    Funding of intercompany note receivable                                       -             -              -         (21,300)
    Proceeds from issuance of purchased stock                                 3,000             -              -               -
    Proceeds from issuance and repurchase
       of common stock                                                           33             -            236               -
    Equity investment from Holdings                                               -             -              -          29,382
    Distributions from subsidiaries                                               -        16,495              -           3,875
    Other                                                                    (3,568)       (4,016)        (1,054)         (3,909)
                                                                           --------      --------       --------        --------

Net cash provided by (used in) financing activities                             962           213         31,581         123,289
                                                                           --------      --------       --------        --------
Net increase (decrease) in cash                                                   9             -             10               -

Cash, beginning of year                                                          10             -              -               -
                                                                           --------      --------       --------        --------

Cash, end of year                                                          $     19      $      -       $     10        $      -
                                                                           ========      ========       ========        ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                            $  4,554      $ 11,946       $  3,120        $  6,300
       Income taxes                                                        $    876      $      -       $      1        $      4

              See notes to parent only financial statement schedules

                       R.A.B. HOLDINGS, INC. - PARENT ONLY
                     R.A.B. ENTERPRISES, INC. - PARENT ONLY

               NOTES TO PARENT ONLY FINANCIAL STATEMENT SCHEDULES


Basis of Presentation

         The accompanying financial statements are presented on the basis of recording investments in subsidiaries on the equity method of accounting. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

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

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998
(In thousands)
----------------------------------------------------------------------------------------------------------------------------------

                                                                             Additions
                                                                      ------------------------
                                                        Balance at    Charged to    Charged to                        Balance at
                                                        beginning     costs and       other                             end
                      Description                       of period     expenses      accounts(1)      Deductions(2)    of period
---------------------------------------------------    -----------    --------      -----------      -------------    ---------
Year ended March 31, 2000
        Allowance for doubtful accounts                 $ 3,303         1,032               -               (84)      $  4,251

Year ended March 31, 1999
        Allowance for doubtful accounts                 $ 2,441           152             879              (169)      $  3,303

Year ended March 31, 1998
        Allowance for doubtful accounts                 $ 2,251           415              30              (225)      $  2,441








(1) For the year ended March 31, 1999, the amount principally relates to the acquisition of The B. Manishewitz Company, LLC.

(2)  Amounts written off.