Form 10-Q
period 2000-06-30
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 2000-08-15
CIK 1067702, 1067700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED JUNE 30, 2000
                              -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM              TO
                                        ------------    ----------


                Commission File number                  333-66221
                                               -------------------------


                   R.A.B. HOLDINGS, INC.                                              R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        -----------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
            (I.R.S. Employer identification No.)                               (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                                                                   10022
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                             (Zip Code)

Registrant's telephone number, including area code (212) 688-4500
                                                   ---------------

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

                                Yes X   No
                                   ---     ---

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Condensed Consolidated Balance Sheets - June 30, 2000 and March 31, 2000                        1

              Condensed Consolidated Statements of Operations - Three months ended
              June 30, 2000 and 1999                                                                          2

              Condensed Consolidated Statements of Cash Flows - Three months ended
              June 30, 2000 and 1999                                                                          3

              Notes to Condensed Consolidated Financial Statements                                           4-6


  Item 2.     Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                          7-10

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                     10

PART II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                                               11

SIGNATURES                                                                                                   12


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)

---------------------------------------------------------------------------------------------------------------------------

                                                                           June 30, 2000               March 31, 2000
                                                                      --------------------------  -------------------------
                                                                       Holdings      Enterprises   Holdings     Enterprises
                                                                      -----------   ------------  -----------   -----------
                               ASSETS

Current assets:
Cash                                                                   $  4,943        $  4,934        $  4,637        $  4,618
Accounts receivable                                                      38,113          38,113          54,985          54,985
Inventories                                                              74,271          74,271          65,286          65,286
Restricted investments                                                    3,154              --           3,145              --
Other current assets                                                      8,476           9,367           5,757           6,805
                                                                       --------        --------        --------        --------
Total current assets                                                    128,957         126,685         133,810         131,694
                                                                       --------        --------        --------        --------
Noncurrent assets:
Restricted investments                                                       --              --           1,582              --
Other assets                                                             12,387          14,594          13,158          12,178
                                                                       --------        --------        --------        --------
Total noncurrent assets                                                  12,387          14,594          14,740          12,178
Property, plant and equipment, net                                       37,567          37,567          37,199          37,199
Intangibles, net                                                        116,345         116,345         104,259         104,259
                                                                       --------        --------        --------        --------
Total assets                                                           $295,256        $295,191        $290,008        $285,330
                                                                       ========        ========        ========        ========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt                                   $  1,946        $  1,946        $  1,946        $  1,946
Accounts payable                                                         56,146          56,146          50,581          50,581
Other current liabilities                                                24,556          26,062          26,734          24,101
                                                                       --------        --------        --------        --------
Total current liabilities                                                82,648          84,154          79,261          76,628
                                                                       --------        --------        --------        --------
Noncurrent liabilities:
Long-term debt                                                          168,980         143,980         168,143         143,143
Other liabilities                                                        24,562          24,562          23,856          23,856
                                                                       --------        --------        --------        --------
Total noncurrent liabilities                                            193,542         168,542         191,999         166,999
                                                                       --------        --------        --------        --------
Stockholders' equity:
Preferred stock, $500 par value, 100,000 shares authorized,
24,875 shares of Series A issued and outstanding                         12,344              --          12,344              --
1,000 shares of Series B issued and outstanding                             500              --             500              --
Common stock, $.01 and $1.00 par value, 1,000,000 shares
and 200 shares authorized, issued 105,100 shares and
200 shares, respectively                                                      1              --               1              --
Additional paid-in capital                                                  428          39,482             428          39,482
Retained earnings                                                         5,704           2,923           5,317           2,062
Accumulated other comprehensive income                                       90              90             159             159
                                                                       --------        --------        --------        --------
                                                                         19,067          42,495          18,749          41,703
Less common stock in treasury - 700 shares                                    1              --               1              --
                                                                       --------        --------        --------        --------
Total stockholders' equity                                               19,066          42,495          18,748          41,703
                                                                       --------        --------        --------        --------

Total liabilities and stockholders' equity                             $295,256        $295,191        $290,008        $285,330
                                                                       ========        ========        ========        ========


      See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

--------------------------------------------------------------------------------------------------------------------------

                                                                       Three Months Ended          Three Months Ended
                                                                          June 30, 2000               June 30, 1999
                                                                    --------------------------  --------------------------
                                                                     Holdings      Enterprises   Holdings     Enterprises
                                                                    ------------  ------------  ------------  ------------
Revenues                                                            $ 157,334       $ 157,334    $ 125,571       $ 125,525

Costs and expenses:
  Cost of sales                                                       119,320         119,320       97,878          97,878
  Selling                                                              15,298          15,298       11,121          11,121
  Distribution and warehousing                                         14,244          14,244        9,762           9,762
  General and administrative                                            7,085           7,082        5,912           5,909
  Amortization of intangibles                                             964             964          762             762
                                                                    ---------       ---------    ---------       ---------

                   Total costs and expenses                           156,911         156,908      125,435         125,432
                                                                    ---------       ---------    ---------       ---------


Operating income                                                          423             426          136              93

  Interest expense, net                                                 4,892           4,109        4,714           3,918
                                                                    ---------       ---------    ---------       ---------


Loss before benefit for income taxes and
   extraordinary item                                                  (4,469)         (3,683)      (4,578)         (3,825)

Benefit for income taxes                                               (1,662)         (1,350)      (1,713)         (1,416)
                                                                    ---------       ---------    ---------       ---------


Loss before extraordinary item                                         (2,807)         (2,333)      (2,865)         (2,409)

Extraordinary gain on early extinguishment of debt,
  net of income taxes of $2.1 million at June 30, 2000
  and $7.3 million and $2.0 million at June 30, 1999,
  respectively                                                         3,194           3,194       11,194           3,022
                                                                    ---------       ---------    ---------       ---------

Net income                                                          $     387       $     861    $   8,329       $     613
                                                                    =========       =========    =========       =========


            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. INTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

-----------------------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended               Three Months Ended
                                                                               June 30, 2000                   June 30, 1999
                                                                     -----------------------------      ---------------------------
                                                                     Holdings          Enterprises       Holdings       Enterprises
                                                                     --------          -----------       --------       -----------
Cash flows from operating activities:
  Net income                                                         $    387          $    861          $  8,329          $    613
  Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Extraordinary gain on early extinguishment of debt,
          net of income taxes                                          (3,194)           (3,194)          (11,194)           (3,022)
     Depreciation and amortization                                      2,706             2,678             2,327             2,289
  Changes in assets and liabilities:
     Accounts receivable                                               24,879            24,879            13,347            13,347
     Inventories                                                       (4,259)           (4,259)           (3,756)           (3,756)
     Accounts payable                                                  (2,412)           (2,412)          (11,523)          (11,523)
     Other assets and liabilities                                      (8,585)           (7,396)           (9,378)           (7,008)
                                                                     --------          --------          --------          --------

Net cash provided by (used in) operating activities                     9,522            11,157           (11,848)           (9,060)
                                                                     --------          --------          --------          --------

Cash flows from investing activities:
  Purchase of Miller Buckeye Biscuit Company, Inc.,
     net of cash acquired                                             (17,055)          (17,055)               --                --
  Acquisitions of plant and equipment                                    (454)             (454)           (1,237)           (1,237)
                                                                     --------          --------          --------          --------

Net cash used in investing activities                                 (17,509)          (17,509)           (1,237)           (1,237)
                                                                     --------          --------          --------          --------

Cash flows from financing activities:
  Purchase of senior notes                                            (12,979)          (12,979)          (15,166)           (6,416)
  Payments from Interest Escrow Account                                 1,625                --             8,622                --
  Borrowings under Credit Agreement                                    19,647            19,647            15,969            15,969
  Proceeds from issuance of preferred stock                                --                --             3,000                --
                                                                     --------          --------          --------          --------

Net cash provided by financing activities                               8,293             6,668            12,425             9,553
                                                                     --------          --------          --------          --------

Net increase (decrease) in cash                                           306               316              (660)             (744)

Cash, beginning of period                                               4,637             4,618             2,088             2,078
                                                                     --------          --------          --------          --------

Cash, end of period                                                  $  4,943          $  4,934          $  1,428          $  1,334
                                                                     ========          ========          ========          ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:

      Interest                                                       $  8,417          $  6,792          $  9,772          $  6,843
      Income taxes                                                   $  3,201          $    155          $     46          $     46


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

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of March 31, 2000 and 1999 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. The information related to March 31, 2000 contained herein has been derived from the Company's audited consolidated financial statements.

On April 17, 2000, Millbrook acquired substantially all of the assets and operation of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye") for a purchase price of approximately $17.5 million, including transaction costs. The acquisition, which was funded through borrowings under the Company's Credit Agreement, was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition, utilizing preliminary allocations of purchase price which are subject to further refinement and adjustment, including appraisals and other valuation analyses. The excess of cost over the fair value of net assets acquired represents goodwill which is being amortized on a straight-line basis over twenty years.

On January 31, 2000, Millbrook acquired certain of the assets and operation of
I. Epstein & Sons, Inc. ("Epstein") for a purchase price of approximately $15.4 million, including transaction costs. Epstein was a full service distributor of kosher and specialty food products, including its Season brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by the Company's Manischewitz subsidiary. Pro forma historical operating results reflecting the Miller Buckeye and Epstein acquisitions have not been included as the impact of each of these acquisitions was not considered significant on a consolidated basis.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation (Continued)

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of operations and cash flows for the periods ended June 30, 2000 and 1999.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                             June 30,         March 31,
                              2000              2000
                           ---------         ---------
Raw Materials              $   1,611         $   1,815
Finished Goods                72,660            63,471
                           ---------         ---------
                           $  74,271         $  65,286
                           =========         =========



NOTE C - Related Party Transactions

For the three month periods ended June 30, 2000 and 1999, the Company paid $502,500 and $390,000, respectively, to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Revenues

Revenues for the three months ended June 30, 2000 include other income from the sale of land in Israel of approximately $700,000.

NOTE E - Comprehensive Income

For the periods ended June 30, 2000 and 1999, Holdings' and Enterprises' comprehensive income was $318,000 and $8,397,000 and $792,000 and $681,000,
respectively.

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

         For the three month
         period ended June 30,                                          2000                                    1999
         ---------------------                            -------------------------------           ------------------------------
                                                           Holdings           Enterprises            Holdings          Enterprises
                                                           --------           -----------            --------          -----------
  Revenues

  Millbrook ....................................           $ 154,409            $ 154,409            $ 120,761            $ 120,761
  Manischewitz .................................               6,834                6,834                4,864                4,864
                                                           ---------            ---------            ---------            ---------
    Total segment revenues .....................             161,243              161,243              125,625              125,625
  Corporate items, principally
     the elimination of
     intercompany sales ........................              (3,909)              (3,909)                 (54)                (100)
                                                           ---------            ---------            ---------            ---------
                                                           $ 157,334            $ 157,334            $ 125,571            $ 125,525
                                                           =========            =========            =========            =========

Operating income

  Millbrook ....................................           $   2,675            $   2,675            $   1,674            $   1,674
  Manischewitz .................................                 909                  909                  298                  298
                                                           ---------            ---------            ---------            ---------
    Total segment operating
      income ...................................               3,584                3,584                1,972                1,972
  Corporate items and
      eliminations .............................              (3,161)              (3,158)              (1,836)              (1,879)
                                                           ---------            ---------            ---------            ---------
                                                           $     423            $     426            $     136            $      93
                                                           =========            =========            =========            =========


NOTE F - Extraordinary Item - Early Extinguishment of Debt

During the three month periods ended June 30, 2000 and 1999, Enterprises repurchased approximately $18.8 million and $11.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million and $3.0 million, net of income taxes of approximately $2.1 million and $2.0 million, respectively. In addition, during the three month period ended June 30, 1999 the stockholders of Holdings purchased $3 million of additional preferred stock to partially fund Holdings' repurchase of $23 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.3 million. These transactions were recorded as extraordinary items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended June 30, 2000 increased $31.8 million or 25.3% to $157.3 million as compared to $125.5 million for the three month period ended June 30, 1999. Revenues include:

   (i) Millbrook's revenues of $154.4 million for the three month period ended June 30, 2000 as compared to $120.8 million for the three month period ended June 30, 1999;

   (ii) Manischewitz' revenues of $6.8 million for the three month period ended June 30, 2000 as compared to $4.9 million for the three month period ended June 30, 1999; and

   (iii) intersegment sales, which are eliminated in consolidation, of $3.9 million for the three month period ended June 30, 2000 as compared to $0.1 million for the three month period ended June 30, 1999.

Millbrook's revenues increased $33.6 million or 27.9% as compared to the comparable period of the prior year. This increase is principally due to sales resulting from the Epstein and Miller Buckeye acquisitions and the growth of sales to existing customers.

Manischewitz' revenues increased $2.0 million or 40.5% as compared to the comparable period of the prior year. This increase is principally due to:

   (i) sales of Season brand products acquired as part of the Epstein acquisition ($1.6 million); and

   (ii) a gain on the sale of land in Israel ($0.7 million); partially offset by

   (iii) lower sales in the quarter due to the timing of the jewish holiday of Rosh Hashanah ($0.3 million). As the holiday begins approximately three weeks later this year, distributors postponed their purchases to the second quarter.

Gross Profit. Gross profit for the three month period ended June 30, 2000 was $38.0 million as compared to $27.7 million for the three month period ended June 30, 1999, an increase of $10.3 million or 37.3%. As a percentage of revenues, the gross profit margin was 24.2% for the three month period ended June 30, 2000 as compared to 22.1% for the three month period ended June 30, 1999.

The increase in gross profit dollars and its impact on gross profit margin is primarily due to the following:

   (i) additional margin dollars associated with Millbrook's increased sales to existing customers ($3.4 million or 0.9%);

   (ii) distribution sales acquired as part of the Epstein and Miller Buckeye acquisitions ($6.6 million or 0.6%); and

   (iii) additional margin dollars associated with Manischewitz' sales ($0.1 million or 0.2%). This increase is principally due to a favorable shift in product mix to higher margin products.

Additionally, gross margin for the three month period ended June 30, 2000 was favorably impacted by a gain on the sale of land in Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses. Distribution and warehousing expenses for the three month period ended June 30, 2000 were $14.2 million, as compared to $9.8 million for the three month period ended June 30, 1999. As a percentage of revenues, distribution and warehousing expenses increased to 9.1% for the three month period ended June 30, 2000 as compared to 7.8% for the comparable period of the prior year. The increase in distribution and warehousing costs is principally due to:

     (i) the addition of the Company's new distribution facilities in East Brunswick, New Jersey and Youngstown, Ohio as a result of the Epstein and Miller Buckeye acquisitions; and

     (ii) the labor and transportation costs associated with the revenue increases generated by Millbrook's existing customers.

Selling, general and administrative expenses for the three month period ended June 30, 2000 were $22.4 million, as compared to $17.0 million for the three month period ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 14.2% for the three month period ended June 30, 2000 as compared to 13.6% for the comparable period of the prior year. This increase primarily consists of:

     (i) incremental selling, general and administrative costs associated with the Epstein and Miller Buckeye acquisitions ($3.9 million); and

     (ii) an increase of $0.6 million in costs associated with Manischewitz' operations principally relating to television advertising of certain of the Company's mainstream products.

Amortization of intangibles was $1.0 million for the three month period ended June 30, 2000 as compared to $0.8 million for the three month period ended June 30, 1999. This increase is due to the amortization resulting from the Epstein and Miller Buckeye acquisitions.

Interest Expense. Interest expense for the three month period ended June 30, 2000 was $4.9 million (consisting of $0.8 million for Holdings and $4.1 million for Enterprises, respectively) as compared to $4.7 million (consisting of $0.8 million for Holdings and $3.9 million for Enterprises, respectively) for the three month period ended June 30, 1999. The increase in interest expense is primarily attributable to higher levels of debt outstanding under the Company's Credit Agreement as a result of its recent acquisitions, partially offset by Enterprises' repurchases of 10.5% Notes.

Taxes. For each of the three month periods ended June 30, 2000 and 1999, the benefit for income taxes was $1.7 million for Holdings and $1.4 million for Enterprises, respectively. These benefits principally relate to the results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the three month period ended June 30, 2000 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% Notes. The extraordinary gain on early extinguishment of debt for the three month period ended June 30, 1999 was $11.2 million (consisting of $8.2 million, net of income taxes of $5.3 million for Holdings and $3.0 million, net of income taxes of $2.0 million for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% Notes and Enterprises' repurchase of approximately $11.9 million of its outstanding 10.5% Notes.

Net Income. As a result of the foregoing, the net income for the three month period ended June 30, 2000 was $0.4 million and $0.9 million for Holdings and Enterprises, respectively, as compared to net income of $8.3 million for Holdings and $0.6 million for Enterprises for the three month period ended June 30, 1999.

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

Financial Condition, Liquidity and Capital Resources

Operations for the three months ended June 30, 2000, excluding the net gain on the early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.1 million for Holdings and provided cash of $0.3 million for Enterprises, as compared to utilizing cash of $0.5 million for Holdings and $0.1 million for Enterprises, for the three months ended June 30, 1999. During the three month period ended June 30, 2000 and 1999, other changes in assets and liabilities resulting from operating activities provided cash of $9.6 million for Holdings and $10.8 million for Enterprises and utilized cash of $11.3 million for Holdings and $9.0 million for Enterprises, respectively, resulting in net cash provided by operating activities of $9.5 million for Holdings and $11.2 million for Enterprises and net cash used in operating activities of $11.8 million for Holdings and $9.1 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisition of Miller Buckeye in the fiscal 2001 period and the acquisitions of property and equipment resulted in a use of cash of $17.5 million and $1.2 million for the three month periods ended June 30, 2000 and 1999 for each of Holdings and Enterprises, respectively.

During the three month period ended June 30, 2000, financing activities, which principally consisted of the repurchase of $18.8 million of long-term debt for $13.0 million by Enterprises, offset by $1.6 million of payments from the Interest Escrow Account by Holdings; and additional borrowings of $19.6 million under the Credit Agreement, resulted in cash provided of $8.3 million for Holdings and $6.7 million for Enterprises. During the three month period ended June 30, 1999, financing activities principally consisted of the repurchase of $23 million of long-term debt for $8.8 million by Holdings and $11.9 million of long-term debt for $6.4 million by Enterprises, offset by $8.6 million of payments from the Interest Escrow Account by Holdings; additional borrowings of $16.0 million under the Credit Agreement; and $3 million of proceeds from the issuance of preferred stock by Holdings, resulted in cash provided of $12.4 million for Holdings and $9.6 million for Enterprises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Financial Condition, Liquidity and Capital Resources (Continued)

As a result of the early extinguishment of debt during the three month period ended June 30, 2000, Enterprises' annual interest expense was reduced by $0.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 2000 filed with the Securities and Exchange Commission.

                                 --------------

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     a.   Exhibits

          27.1 Financial Data Schedule for R.A.B. Holdings, Inc. for the three months ended June 30, 2000.

          27.2 Financial Data Schedule for R.A.B. Enterprises, Inc. for the three months ended June 30, 2000.

     b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    R.A.B. HOLDINGS, INC.



August 15, 2000                                     /s/ Richard A. Bernstein
                                                    ------------------------
                                                    Richard A. Bernstein
                                                    Chairman



August 15, 2000                                     /s/ Steven M. Grossman
                                                    ----------------------
                                                    Steven M. Grossman
                                                    Chief Financial Officer


                                                    R.A.B. ENTERPRISES, INC.


August 15, 2000                                     /s/ Richard A. Bernstein
                                                    ------------------------
                                                    Richard A. Bernstein
                                                    Chairman



August 15, 2000                                     /s/ Steven M. Grossman
                                                    ----------------------
                                                    Steven M. Grossman
                                                    Chief Financial Officer