Form 10-Q
period 2000-09-30
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 2000-11-14
CIK 1067702, 1067700

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE PERIOD ENDED SEPTEMBER 30, 2000
                              ------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO ____________



                             Commission File number     333-66221
                                                    -----------------



      R.A.B. HOLDINGS, INC.                        R.A.B. ENTERPRISES, INC.
-------------------------------------        -----------------------------------
   (Exact name of registrant as                (Exact name of registrant as
     specified in its charter)                   specified in its charter)


           DELAWARE                                        DELAWARE
-------------------------------------       ------------------------------------
   (State or other jurisdiction of            (State or other jurisdiction of
    incorporation or organization)             incorporation or organization)


            13-3893246                                     13-3988873
-------------------------------------       ------------------------------------
(I.R.S. Employer identification No.)        (I.R.S. Employer identification No.)


444 Madison Avenue, New York, New York                            10022
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

                                    Yes  X      No
                                        ---        ---

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements


             Condensed Consolidated Balance Sheets - September 30, 2000
             and March 31, 2000                                               1

             Condensed Consolidated Statements of Operations -
             Three months ended September 30, 2000 and 1999                   2

             Condensed Consolidated Statements of Operations -
             Six months ended September 30, 2000 and 1999                     3

             Condensed Consolidated Statements of Cash Flows -
             Six months ended September 30, 2000 and 1999                     4

             Notes to Condensed Consolidated Financial Statements           5-8


  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     9-12

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk      13

PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                   15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                September 30, 2000              March 31, 2000
                                             -------------------------     -------------------------
                                             Holdings      Enterprises     Holdings      Enterprises
                                             ---------     -----------     ---------     -----------
                  ASSETS
Current assets:
     Cash                                    $   1,667      $   1,662      $   4,637      $   4,618
     Accounts receivable                        42,829         42,829         54,985         54,985
     Inventories                                74,682         74,682         65,286         65,286
     Restricted investments                      3,200             --          3,145             --
     Other current assets                        9,870          8,017          5,757          6,805
                                             ---------      ---------      ---------      ---------
          Total current assets                 132,248        127,190        133,810        131,694
                                             ---------      ---------      ---------      ---------
Noncurrent assets:
     Restricted investments                         --             --          1,582             --
     Other assets                               12,310         14,951         13,158         12,178
                                             ---------      ---------      ---------      ---------
          Total noncurrent assets               12,310         14,951         14,740         12,178
Property, plant and equipment, net              37,036         37,036         37,199         37,199
Intangibles, net                               115,824        115,824        104,259        104,259
                                             ---------      ---------      ---------      ---------

Total assets                                 $ 297,418      $ 295,001      $ 290,008      $ 285,330
                                             =========      =========      =========      =========

    LIABILITIES AND STOCKHOLDERS'
      EQUITY
Current liabilities:
    Current maturities of
      long-term debt                           $ 1,866        $ 1,866        $ 1,946        $ 1,946
    Accounts payable                            54,956         54,956         50,581         50,581
    Other current liabilities                   25,499         24,154         26,734         24,101
                                             ---------      ---------      ---------      ---------
          Total current liabilities             82,321         80,976         79,261         76,628
                                             ---------      ---------      ---------      ---------
Noncurrent liabilities:
    Long-term debt                             175,813        150,813        168,143        143,143
    Other liabilities                           23,521         23,521         23,856         23,856
                                             ---------      ---------      ---------      ---------
           Total noncurrent liabilities        199,334        174,334        191,999        166,999
Stockholders' equity:
    Preferred stock, $500 par value,
      100,000 shares authorized,
        24,875 shares of Series A
        issued and outstanding                  12,344             --         12,344             --
      1,000 shares of Series B
        issued and  outstanding                    500             --            500             --
    Common stock, $.01 and $1.00 par
      value, 1,000,000 shares and 200
      shares authorized, issued 105,100
      shares and 200 shares, respectively            1             --              1             --
    Additional paid-in capital                     387         39,482            428         39,482
    Retained earnings                            2,386             62          5,317          2,062
    Accumulated other comprehensive
      income                                       147            147            159            159
                                             ---------      ---------      ---------      ---------
                                                15,765         39,691         18,749         41,703
    Less common stock in treasury -2,300
      shares and 700 shares, respectively            2             --              1             --
                                             ---------      ---------      ---------      ---------

    Total stockholders' equity                  15,763         39,691         18,748         41,703
                                             ---------      ---------      ---------      ---------

Total liabilities and
  stockholders' equity                       $ 297,418      $ 295,001      $ 290,008      $ 285,330
                                             =========      =========      =========      =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                Three Months Ended           Three Months Ended
                                                September 30, 2000           September 30, 1999
                                             -------------------------     -------------------------
                                             Holdings      Enterprises     Holdings      Enterprises
                                             ---------     -----------     ---------     -----------
Revenues                                     $ 154,646      $ 154,646      $ 144,536      $ 144,536

Costs and expenses:
    Cost of sales                              117,515        117,515        113,179        113,179
    Selling                                     14,280         14,280         11,675         11,675
    Distribution and warehousing                14,684         14,684         11,228         11,228
    General and administrative                   7,565          7,561          6,199          6,196
    Amortization of intangibles                  1,015          1,015            757            757
                                             ---------      ---------      ---------      ---------

          Total costs and expenses             155,059        155,055        143,038        143,035
                                             ---------      ---------      ---------      ---------

Operating (loss) income                           (413)          (409)         1,498          1,501

Interest expense, net                            4,790          4,024          4,693          3,938
                                             ---------      ---------      ---------      ---------

Loss before benefit for income taxes
  and extraordinary item                        (5,203)        (4,433)        (3,195)        (2,437)

Benefit for income taxes                        (1,885)        (1,572)        (1,165)          (866)
                                             ---------      ---------      ---------      ---------

Loss before extraordinary item                  (3,318)        (2,861)        (2,030)        (1,571)

Extraordinary gain on early
  extinguishment of debt,
  net of income taxes of $1.1 million               --             --          1,720          1,720
                                             ---------      ---------      ---------      ---------

 Net (loss) income                           $  (3,318)     $  (2,861)     $    (310)     $     149
                                             =========      =========      =========      =========


            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                Six Months Ended              Six Months Ended
                                                September 30,2000             September 30,1999
                                             -------------------------     -------------------------
                                             Holdings      Enterprises     Holdings      Enterprises
                                             ---------     -----------     ---------     -----------
Revenues                                     $ 311,980      $ 311,980      $ 270,107      $ 270,061

Costs and expenses:
    Cost of sales                              236,835        236,835        211,057        211,057
    Selling                                     29,578         29,578         22,796         22,796
    Distribution and warehousing                28,928         28,928         20,990         20,990
    General and administrative                  14,650         14,643         12,111         12,105
    Amortization of intangibles                  1,979          1,979          1,519          1,519
                                             ---------      ---------      ---------      ---------

          Total costs and expenses             311,970        311,963        268,473        268,467
                                             ---------      ---------      ---------      ---------

Operating income                                    10             17          1,634          1,594

Interest expense, net                            9,682          8,133          9,407          7,856
                                             ---------      ---------      ---------      ---------

Loss before benefit for income
  taxes and extraordinary item                  (9,672)        (8,116)        (7,773)        (6,262)

Benefit for income taxes                        (3,547)        (2,922)        (2,878)        (2,282)
                                             ---------      ---------      ---------      ---------

Loss before extraordinary item                  (6,125)        (5,194)        (4,895)        (3,980)

Extraordinary gain on early
  extinguishment of debt, net of
  income taxes of $2.1 million at
  September 30, 2000 and $8.4 million
  and $3.1 million at September 30,
  1999, respectively                             3,194          3,194         12,914          4,742
                                             ---------      ---------      ---------      ---------

Net (loss) income                            $  (2,931)     $  (2,000)     $   8,019      $     762
                                             =========      =========      =========      =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                  Six Months Ended             Six Months Ended
                                                 September 30, 2000           September 30, 1999
                                             -------------------------     -------------------------
                                             Holdings      Enterprises     Holdings      Enterprises
                                             ---------     -----------     ---------     -----------

Cash flows from operating activities:
    Net (loss) income                        $  (2,931)     $  (2,000)     $   8,019      $     762
    Adjustments to reconcile net
      (loss) income to net cash provided
      by (used in) operating activities:
        Extraordinary gain on early
          extinguishment of debt, net
          of income taxes                       (3,194)        (3,194)       (12,914)        (4,742)
        Depreciation and amortization            5,422          5,369          4,729          4,653
    Changes in assets and liabilities:
      Accounts receivable                       20,163         20,163         11,102         11,102
      Inventories                               (4,754)        (4,754)        (7,241)        (7,241)
      Accounts payable                          (3,602)        (3,602)        (3,260)        (3,260)
      Other assets and liabilities             (10,531)        (9,812)        (7,628)        (5,597)
                                             ---------      ---------      ---------      ---------

Net cash provided by (used in) operating
  activities                                       573          2,170         (7,193)        (4,323)
                                             ---------      ---------      ---------      ---------

Cash flows from investing activities:
  Purchase of Miller Buckeye Biscuit
    Company, Inc., net of cash acquired        (17,567)       (17,567)            --             --
  Acquisitions of plant and equipment             (980)          (980)        (2,069)        (2,069)
                                             ---------      ---------      ---------      ---------

Net cash used in investing activities          (18,547)       (18,547)        (2,069)        (2,069)
                                             ---------      ---------      ---------      ---------

Cash flows from financing activities:
  Purchase of senior notes                     (12,979)       (12,979)       (21,016)       (12,266)
  Payments from Interest Escrow Account          1,625             --          8,622             --
  Proceeds from issuance of preferred stock         --             --          3,000             --
  Borrowings under Credit Agreement             26,400         26,400         19,682         19,682
  Proceeds from (repurchase) and
    issuance of common stock                       (42)            --             28             --
                                             ---------      ---------      ---------      ---------

  Net cash provided by financing activities     15,004         13,421         10,316          7,416
                                             ---------      ---------      ---------      ---------

  Net (decrease) increase in cash               (2,970)        (2,956)         1,054          1,024
  Cash, beginning of period                      4,637          4,618          2,088          2,078
                                             ---------      ---------      ---------      ---------

  Cash, end of period                        $   1,667        $ 1,662        $ 3,142        $ 3,102
                                             =========      =========      =========      =========

Supplemental disclosures of cash flow
  information:
  Cash paid during the period for:
    Interest                                 $   9,944        $ 8,319       $ 10,647        $ 7,718
    Income taxes                             $   4,267          $ 422          $ 318           $ 93


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

On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye") for a purchase price of approximately $17.6 million, including transaction costs. The acquisition, which was funded through borrowings under the Company's Credit Agreement, was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition, utilizing preliminary allocations of purchase price which are subject to further refinement and adjustment, including appraisals and other valuation analyses. The excess of cost over the fair value of net assets acquired represents goodwill, which is being amortized on a straight-line basis over twenty years.

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

On May 1, 1998, Enterprises acquired all of the outstanding interests of Manischewitz for approximately $126.2 million through the issuance of $120 million Senior Notes due 2005 bearing interest at 10.5% ("10.5% Notes") and the issuance by Holdings of $48 million Senior Notes due 2008 bearing interest at 13% ("13% Notes"). The 10.5% Notes are fully and unconditionally guaranteed on a joint and several basis by Millbrook and Manischewitz. Accordingly, as the combined financial statements of the subsidiaries guaranteeing the 10.5% Notes are substantially equivalent to the consolidated financial statements of Enterprises, no separate financial statements of Millbrook and Manischewitz are presented since management has determined that such information is not material.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE A - Basis  of  Presentation (Continued)
         -----------------------

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the periods ended September 30, 2000 and 1999.

NOTE B - Inventories
         -----------

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                September 30,         March 31,
                                    2000                 2000
                                ------------          ---------
             Raw materials         $ 1,515             $ 1,815
             Finished goods         73,167              63,471
                                ------------          ---------
                                   $74,682             $65,286
                                ============          =========


NOTE C - Related Party Transactions
         --------------------------

For the three month periods ended September 30, 2000 and 1999, the Company paid $502,500 and $390,000, respectively, and for the six month periods ended September 30, 2000 and 1999, the Company paid $1,005,000 and $780,000, respectively to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Revenues
         --------

Revenues for the six months ended September 30, 2000 include other income from the sale of land in Israel of approximately $700,000.

NOTE E - Comprehensive Income (Loss)
         ---------------------------

For the three month periods ended September 30, 2000 and 1999, Holdings' and Enterprises' comprehensive income (loss) was ($3,261,000) and ($2,804,000) and ($424,000) and $35,000, respectively, and for the six month periods ended September 30, 2000 and 1999, Holdings' and Enterprises' comprehensive income
(loss) was ($2,943,000) and ($2,012,000) and $7,973,000 and $716,000,
respectively.

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




For the three month
period ended September 30,                             2000                         1999
                                             -------------------------     -------------------------
                                             Holdings      Enterprises     Holdings      Enterprises
                                             ---------     -----------     ---------     -----------
Revenues

  Millbrook..............................    $ 148,690      $ 148,690      $ 138,042      $ 138,042
  Manischewitz...........................        8,707          8,707          6,936          6,936
                                             ---------      ---------      ---------      ---------
   Total segment revenues................      157,397        157,397        144,978        144,978
  Corporate items, principally
    the elimination of
    intercompany sales...................       (2,751)        (2,751)          (442)          (442)
                                             ---------      ---------      ---------      ---------
                                             $ 154,646      $ 154,646      $ 144,536      $ 144,536
                                             =========      =========      =========      =========

Operating income
  Millbrook..............................    $   2,756      $   2,756      $   3,699      $   3,699
  Manischewitz...........................          322            322            511            511
                                             ---------      ---------      ---------      ---------
    Total segment operating income.......        3,078          3,078          4,210          4,210
  Corporate items and eliminations.......       (3,491)        (3,487)        (2,712)        (2,709)
                                             ---------      ---------      ---------      ---------

                                             $    (413)     $    (409)     $   1,498      $   1,501
                                             =========      =========      =========      =========

For the six month
period ended September 30,                             2000                         1999
                                             -------------------------     -------------------------
                                             Holdings      Enterprises     Holdings      Enterprises
                                             ---------     -----------     --------      -----------
Revenues
  Millbrook..............................    $ 303,099      $ 303,099      $ 258,803      $ 258,803
  Manischewitz...........................       15,541         15,541         11,800         11,800
                                             ---------      ---------      ---------      ---------
    Total segment revenues...............      318,640        318,640        270,603        270,603
  Corporate items, principally
    the elimination of
    intercompany sales...................       (6,660)        (6,660)          (496)          (542)
                                             ---------      ---------      ---------      ---------
                                             $ 311,980      $ 311,980      $ 270,107      $ 270,061
                                             =========      =========      =========      =========

 Operating income
  Millbrook..............................    $   5,431      $   5,431      $   5,373      $   5,373
  Manischewitz...........................        1,231          1,231            809            809
                                             ---------      ---------      ---------      ---------

    Total segment operating income.......        6,662          6,662          6,182          6,182
  Corporate items and eliminations.......       (6,652)        (6,645)        (4,548)        (4,588)
                                             ---------      ---------      ---------      ---------
                                             $      10      $      17      $   1,634      $   1,594
                                             =========      =========      =========      =========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE F - Extraordinary Item - Early Extinguishment of Debt
         -------------------------------------------------

During the three month period ended September 30, 1999, Enterprises repurchased approximately $9.0 million of its outstanding 10.5% Notes resulting in a gain of approximately $1.7 million, net of income taxes of approximately $1.1 million. During the six month periods ended September 30, 2000 and 1999, Enterprises repurchased approximately $18.8 million and $20.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million and $4.7 million, net of income taxes of approximately $2.1 million and $3.1 million, respectively. In addition, during the six month period ended September 30, 1999, the stockholders of Holdings purchased $3 million of additional preferred stock to partially fund Holdings' repurchase of $23 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.3 million.

NOTE G - New Accounting Pronouncement
         ----------------------------

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

NOTE H - Subsequent Event
         ----------------

On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless Gourmet, Inc. for a purchase price of approximately $5.0 million, including transaction costs. The acquisition, which was funded through borrowings under the Company's Credit Agreement, was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition, utilizing preliminary allocations of purchase price which are subject to further refinement and adjustment, including appraisals and other valuation analyses. The excess of cost over the fair value of net assets acquired represents goodwill which, when finalized, will be amortized on a straight-line basis over its estimated useful life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended September 30, 2000 increased $10.1 million or 7.0% to $154.6 million as compared to $144.5 million for the three month period ended September 30, 1999. Revenues for the six month period ended September 30, 2000 increased $41.9 million or 15.5% to $312.0 million as compared to $270.1 million for the six month period ended September 30, 1999. Revenues include:

     (i) Millbrook's revenues of $148.7 million and $303.1 million for the three and six month periods ended September 30, 2000 as compared to $138.0 million and $258.8 million for the three and six month periods ended September 30, 1999;

     (ii) Manischewitz' revenues of $8.7 million and $15.5 million for the three and six month periods ended September 30, 2000 as compared to $6.9 million and $11.8 million for the three and six month periods ended September 30, 1999; and

     (iii) intersegment sales, which are eliminated in consolidation, of $2.8 million and $6.6 million for the three and six month periods ended September 30, 2000 as compared to $0.4 million and $0.5 million for the three and six month periods ended September 30, 1999.

Millbrook's revenues increased $10.7 million and $44.3 million or 7.7% and 17.1% for the three and six month periods ended September 30, 2000 as compared to the comparable periods of the prior year. The increases in revenues for the three and six month periods are principally due to the following:

     (i) distribution sales ($24.1 million and $48.5 million for the three and six month periods) to new customer accounts gained as a result of the Epstein and Miller Buckeye acquisitions; partially offset by

     (ii) decreased sales ($13.4 million and $4.2 million for the three and six month periods) to certain customers as a result of customer losses during the period, industry consolidation, significantly reduced customer promotional activities and customer financial difficulties, the aggregate of which exceeded the growth of sales to certain other customers. In addition, the quarter over quarter comparison for the three months ended September 30, 2000 was negatively impacted as sales in the comparable period of the prior year included product shipments to support the integration of a significant acquisition of Millbrook's largest customer.

Manischewitz' revenues increased $1.8 million and $3.7 million or 25.5% and 31.7% for the three and six month periods ended September 30, 2000 as compared to the comparable periods of the prior year. The increases in revenues for the three and six month periods are principally due to the following:

     (i) sales of Season brand products acquired as part of the Epstein acquisition ($1.8 million and $3.4 million for the three and six month periods ended September 30, 2000); and

     (ii) a gain on the sale of land in Israel ($0.7 million for the six month period ended September 30, 2000); partially offset by

     (iii) lower sales of Manischewitz brand products ($0.4 million for the six month period ended September 30, 2000).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit. Gross profit for the three and six month periods ended September 30, 2000 was $37.1 million and $75.1 million as compared to $31.4 million and $59.0 million for the three and six month periods ended September 30, 1999, an increase of $5.7 million and $16.1 million or 18.4% and 27.4%. As a percentage of revenues, the gross profit margin was 24.0% and 24.1% for the three and six month periods ended September 30, 2000 as compared to 21.7% and 21.8% for the three and six month periods ended September 30, 1999.

The increases in gross profit dollars and its impact on gross profit margin for the three and six month periods are primarily due to the following:

     (i) distribution sales acquired as part of the Epstein and Miller Buckeye acquisitions and additional margin dollars associated with the favorable shift in Millbrook's product mix from lower margin health and beauty care products to higher margin specialty food products ($5.8 million or 2.3% and $15.1 million or 1.8% for the three and six month periods). During the three month period ended September 30, 2000, the operations associated with the Epstein acquisition were merged into Millbrook's operations. As a result, only consolidated operating results will be presented on a prospective basis; and

     (ii) additional margin dollars associated with Manischewitz' sales ($0.4 million or 0.4% for the six month period). This increase is principally due to a favorable shift in product mix to higher margin products.

Operating Expenses. Distribution and warehousing expenses for the three and six month periods ended September 30, 2000 were $14.7 million and $28.9 million as compared to $11.2 million and $21.0 million for the three and six month periods ended September 30, 1999. As a percentage of revenues, distribution and warehousing expenses increased to 9.5% and 9.3% for the three and six month periods ended September 30, 2000 as compared to 7.8% in each of the comparable periods of the prior year. The increases in distribution and warehousing costs for the three and six month periods are principally due to the following:

     (i) the addition of the Company's new distribution facilities in East Brunswick, New Jersey and Youngstown, Ohio as a result of the Epstein and Miller Buckeye acquisitions;

     (ii) increased compensation and related employee benefit costs due a tightening labor market and resulting labor shortages at Millbrook's two largest distribution center locations; and

     (iii) increased operating costs associated with Millbrook's fleet due to rising fuel costs.

Selling, general and administrative expenses for the three and six month periods ended September 30, 2000 were $21.8 million and $44.2 million, as compared to $17.9 and $34.9 million for the three and six month periods ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 14.1% and 14.2% for the three and six month periods ended September 30, 2000 as compared to 12.4% and 12.9% for the comparable periods of the prior year. These increases for the three and six month periods primarily consists of the following:

     (i) incremental selling, general and administrative costs associated with the Epstein and Miller Buckeye acquisitions ($3.2 million and $7.0 million for the three and six month periods); and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     (ii) increases of $0.2 million and $1.1 million for the three and six month periods in costs associated with Manischewitz' operations principally relating to television advertising, promotional materials and market research associated with certain of the Company's mainstream products.

Amortization of intangibles was $1.0 million and $2.0 million for the three and six month periods ended September 30, 2000 as compared to $0.8 million and $1.5 million for the three and six month periods ended September 30, 1999. This increase is due to the amortization resulting from the Epstein and Miller Buckeye acquisitions.

Interest Expense. Interest expense for the three and six month periods ended September 30, 2000 was $4.8 million and $9.7 million (consisting of $0.8 million and $1.5 million for Holdings and $4.0 million and $8.2 million for Enterprises, respectively) as compared to $4.7 million and $9.4 million (consisting of $0.8 million and $1.5 million for Holdings and $3.9 million and $7.9 million for Enterprises, respectively) for the three and six month periods ended September 30, 1999. The increase in interest expense for the three and six months ended September 30, 2000 is primarily attributable to higher levels of debt outstanding under the Company's Credit Agreement as a result of its recent acquisitions, partially offset by Enterprises' repurchases of 10.5% Notes.

Taxes. The benefit for income taxes for the three and six month periods ended September 30, 2000 was $1.9 million and $3.5 million for Holdings and $1.6 million and $2.9 million for Enterprises as compared to a benefit of $1.2 million and $2.9 million for Holdings and $0.9 million and $2.3 million for Enterprises for the three and six month periods ended September 30, 1999. These benefits principally relate to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the six month period ended September 30, 2000 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% Notes. The extraordinary gain on early extinguishment of debt for the three and six month periods ended September 30, 1999 was $1.7 million and $12.9 million (consisting of $8.2 million, net of income taxes of $5.3 million during the six month period for Holdings and $1.7 million and $4.7 million, net of income taxes of $1.1 million and $3.1 million during the three and six month periods for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% Notes during the six month period and Enterprises' repurchase of $9.0 million and approximately $20.9 million of its outstanding 10.5% Notes.

Net Income (Loss). As a result of the foregoing, the net loss for the three and six month periods ended September 30, 2000 was $3.3 million and $2.9 million for Holdings and $2.9 million and $2.0 million for Enterprises as compared to a net loss of $0.3 million and net income of $8.0 million for Holdings and net income of $0.1 million and $0.8 million for Enterprises for the three and six month periods ended September 30, 1999.

Impact of New Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company will adopt SFAS No. 133 when it becomes effective. The Company has not yet determined the impact of SFAS No. 13 will have on its financial position or results of operations when such statement is adopted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Financial Condition, Liquidity and Capital Resources

Operations for the six months ended September 30, 2000, excluding the net gain on the early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.7 million for Holdings and provided cash of $0.2 million for Enterprises, as compared to utilizing cash of $0.2 million for Holdings and providing cash of $0.7 million for Enterprises, for the six months ended September 30, 1999. During the six month period ended September 30, 2000 and 1999, other changes in assets and liabilities resulting from operating activities provided cash of $1.3 million for Holdings and $2.0 million for Enterprises and utilized cash of $7.0 million for Holdings and $5.0 million for Enterprises, respectively, resulting in net cash provided by operating activities of $0.6 million for Holdings and $2.2 million for Enterprises and net cash used in operating activities of $7.2 million for Holdings and $4.3 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisition of Miller Buckeye in the fiscal 2001 period and the acquisitions of property and equipment resulted in a use of cash of $18.5 million and $2.1 million for the six month periods ended September 30, 2000 and 1999 for each of Holdings and Enterprises, respectively.

During the six month period ended September 30, 2000, financing activities, which principally consisted of the repurchase of approximately $18.8 million of long-term debt for $13.0 million by Enterprises, offset by $1.6 million of payments from the Interest Escrow Account by Holdings; and additional borrowings of $26.4 million under the Credit Agreement, resulting in cash provided of $15.0 million for Holdings and $13.4 million for Enterprises. During the six month period ended September 30, 1999, financing activities principally consisted of the repurchase of $23 million of long-term debt for $8.8 million by Holdings and $20.9 million of long-term debt for $12.2 million by Enterprises, offset by $8.6 million of payments from the Interest Escrow Account by Holdings; additional borrowings of $19.7 million under the Credit Agreement; and $3 million of proceeds from the issuance of preferred stock by Holdings, resulting in cash provided of $10.3 million for Holdings and $7.4 million for Enterprises.

As a result of the early extinguishment of debt during the six month period ended September 30, 2000, Enterprises' annual interest expense was reduced by $0.9 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 2000 filed with the Securities and Exchange Commission.

                             -----------------------

The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Additionally, written materials issued and oral statements made from time to time by Holdings and Enterprises may contain forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends" and other words of similar meaning. Execution of business and acquisition strategies, expansion of product lines and increase of distribution networks or product sales are areas, among others, whose future success may be difficult to predict. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections regarding the food and wholesale distribution industries. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of Holdings' and Enterprises' control. Given theses uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements herein to reflect future events or developments.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     a.    Exhibits

           27.1 Financial Data Schedule for R.A.B. Holdings, Inc. for the six months ended September 30, 2000.
           27.2 Financial Data Schedule for R.A.B. Enterprises, Inc. for the six months ended September 30, 2000.

     b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               R.A.B. HOLDINGS, INC.


November 14, 2000                              /s/ Richard A. Bernstein
                                               ------------------------
                                               Richard A. Bernstein
                                               Chairman


November 14, 2000                              /s/ Steven M. Grossman
                                               ----------------------
                                               Steven M. Grossman
                                               Chief Financial Officer


                                               R.A.B. ENTERPRISES, INC.

November 14, 2000                              /s/ Richard A. Bernstein
                                               ------------------------
                                               Richard A. Bernstein
                                               Chairman


November 14, 2000                              /s/ Steven M. Grossman
                                               ----------------------
                                               Steven M. Grossman
                                               Chief Financial Officer