Form 10-Q
period 2000-12-31
RAB HOLDINGS INC
filed 2001-02-13
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED DECEMBER 31, 2000
                              -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO ____________



             Commission File number       333-66221
                                   -------------------------


                   R.A.B. HOLDINGS, INC.                                              R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        ----------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)


                          DELAWARE                                                          DELAWARE
-------------------------------------------------------------       -----------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)


                         13-3893246                                                         13-3988873
-------------------------------------------------------------       -----------------------------------------------------------
            (I.R.S. Employer identification No.)                               (I.R.S. Employer identification No.)


444 Madison Avenue, New York, New York                                                        10022
-------------------------------------------------------------------------------------------------------------------------------
      (Address of principal executive offices)                                              (Zip Code)


Registrant's telephone number, including area code (212) 688-4500
                                                  ---------------

                                                         N/A
-------------------------------------------------------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X                No
                          --------               --------

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                      Page
                                                                                      Number
                                                                                      ------
PART I.       FINANCIAL INFORMATION

  Item 1.     Financial Statements


              Condensed Consolidated Balance Sheets - December 31, 2000 and
               March 31, 2000                                                           1

              Condensed Consolidated Statements of Operations - Three months ended
               December 31, 2000 and 1999                                               2

              Condensed Consolidated Statements of Operations - Nine months ended
               December 31, 2000 and 1999                                               3

              Condensed Consolidated Statements of Cash Flows - Nine months ended
               December 31, 2000 and 1999                                               4

              Notes to Condensed Consolidated Financial Statements                      5-9


  Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                    10-13

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                14

PART II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                          15

SIGNATURES                                                                              16


PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                                         December 31, 2000           March 31, 2000
                                                                     --------------------------  --------------------------
                                                                      Holdings      Enterprises   Holdings     Enterprises
                                                                     ------------  ------------  ------------  ------------
                               ASSETS

Current assets:
  Cash                                                               $   2,509      $   2,505    $   4,637      $   4,618
  Accounts receivable                                                   47,409         47,409       54,985         54,985
  Inventories                                                           88,952         88,952       65,286         65,286
  Restricted investments                                                 1,606             --        3,145             --
  Other current assets                                                  11,716          9,508        5,757          6,805
                                                                     ---------      ---------    ---------      ---------
          Total current assets                                         152,192        148,374      133,810        131,694
                                                                     ---------      ---------    ---------      ---------
Noncurrent assets:
  Restricted investments                                                    --             --        1,582             --
  Other assets                                                          12,569         15,203       13,158         12,178
                                                                     ---------      ---------    ---------      ---------
          Total noncurrent assets                                       12,569         15,203       14,740         12,178
Property, plant and equipment, net                                      36,270         36,270       37,199         37,199
Intangibles, net                                                       119,133        119,133      104,259        104,259
                                                                     ---------      ---------    ---------      ---------

Total assets                                                         $ 320,164      $ 318,980    $ 290,008      $ 285,330
                                                                     =========      =========    =========      =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                               $   1,866      $   1,866    $   1,946      $   1,946
  Accounts payable                                                      60,903         60,903       50,581         50,581
  Other current liabilities                                             24,758         24,226       26,734         24,101
                                                                     ---------      ---------    ---------      ---------
          Total current liabilities                                     87,527         86,995       79,261         76,628
                                                                     ---------      ---------    ---------      ---------
Noncurrent liabilities:
  Long-term debt                                                       195,904        170,904      168,143        143,143
  Other liabilities                                                     22,969         22,969       23,856         23,856
                                                                     ---------      ---------    ---------      ---------
          Total noncurrent liabilities                                 218,873        193,873      191,999        166,999
Stockholders' equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 shares of Series A issued and outstanding                    12,344             --       12,344             --
    1,000 shares of Series B issued and outstanding                        500             --          500             --
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares, respectively                                                 1             --            1             --
  Additional paid-in capital                                               476         39,482          428         39,482
  Retained earnings (deficit)                                              168         (1,645)       5,317          2,062
  Accumulated other comprehensive income                                   275            275          159            159
                                                                     ---------      ---------    ---------      ---------
                                                                        13,764         38,112       18,749         41,703
  Less common stock in treasury - 300 shares and
    700 shares, respectively                                                --             --            1             --
                                                                     ---------      ---------    ---------      ---------
          Total stockholders' equity                                    13,764         38,112       18,748         41,703
                                                                     ---------      ---------    ---------      ---------

Total liabilities and stockholders' equity                           $ 320,164      $ 318,980    $ 290,008      $ 285,330
                                                                     =========      =========    =========      =========


            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                                          Three Months Ended          Three Months Ended
                                                                           December 31, 2000           December 31, 1999
                                                                      --------------------------  --------------------------
                                                                        Holdings     Enterprises    Holdings    Enterprises
                                                                      ------------  ------------  ------------  ------------

Revenues                                                                $ 172,579     $ 172,579    $ 145,852     $ 145,852

Costs and expenses:
       Cost of sales                                                      131,879       131,879      113,055       113,055
       Selling                                                             14,764        14,764       12,008        12,008
       Distribution and warehousing                                        15,373        15,373       11,712        11,712
       General and administrative                                           7,761         7,735        6,076         6,063
       Amortization of intangibles                                          1,031         1,031          759           759
                                                                        ---------     ---------    ---------     ---------

                   Total costs and expenses                               170,808       170,782      143,610       143,597
                                                                        ---------     ---------    ---------     ---------


Operating income                                                            1,771         1,797        2,242         2,255

Interest expense, net                                                       5,279         4,475        4,751         3,985
                                                                        ---------     ---------    ---------     ---------


Loss before benefit for income taxes                                       (3,508)       (2,678)      (2,509)       (1,730)

Benefit for income taxes                                                   (1,290)         (971)        (839)         (530)
                                                                        ---------     ---------    ---------     ---------


Net loss                                                                $  (2,218)    $  (1,707)   $  (1,670)    $  (1,200)
                                                                        =========     =========    =========     =========

















            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                                           Nine Months Ended           Nine Months Ended
                                                                           December 31, 2000           December 31, 1999
                                                                      --------------------------  --------------------------
                                                                        Holdings     Enterprises    Holdings    Enterprises
                                                                      ------------  ------------  ------------  ------------

Revenues                                                                 $ 484,559    $ 484,559     $ 415,959    $ 415,913

Costs and expenses:
       Cost of sales                                                       368,202      368,202       323,628      323,628
       Selling                                                              44,336       44,336        34,786       34,786
       Distribution and warehousing                                         44,819       44,819        33,204       33,204
       General and administrative                                           22,411       22,378        18,187       18,168
       Amortization of intangibles                                           3,010        3,010         2,278        2,278
                                                                         ---------    ---------     ---------    ---------

                   Total costs and expenses                                482,778      482,745       412,083      412,064
                                                                         ---------    ---------     ---------    ---------


Operating income                                                             1,781        1,814         3,876        3,849

Interest expense, net                                                       14,961       12,608        14,158       11,841
                                                                         ---------    ---------     ---------    ---------


Loss before benefit for income taxes and
       extraordinary item                                                  (13,180)     (10,794)      (10,282)      (7,992)

Benefit for income taxes                                                    (4,837)      (3,893)       (3,717)      (2,812)
                                                                         ---------    ---------     ---------    ---------


Loss before extraordinary item                                              (8,343)      (6,901)       (6,565)      (5,180)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $2.1 million at December 31, 2000 and
       $8.4 million and $3.1 million at December 31, 1999, respectively      3,194        3,194        12,914        4,742
                                                                         ---------    ---------     ---------    ---------

Net (loss) income                                                        $  (5,149)   $  (3,707)    $   6,349    $    (438)
                                                                         =========    =========     =========    =========



















            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                        Nine Months Ended            Nine Months Ended
                                                                        December 31, 2000            December 31, 1999
                                                                    --------------------------   --------------------------
                                                                     Holdings      Enterprises    Holdings     Enterprises
                                                                    ------------  ------------   ------------  ------------

Cash flows from operating activities:
  Net (loss) income                                                  $ (5,149)    $ (3,707)      $  6,349       $   (438)
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
      Extraordinary gain on early extinguishment of debt,
        net of income taxes                                            (3,194)      (3,194)       (12,914)        (4,742)
      Depreciation and amortization                                     8,224        8,144          7,156          7,048
  Changes in assets and liabilities:
      Accounts receivable                                              16,008       16,008         14,855         14,855
      Inventories                                                     (18,876)     (18,876)       (10,785)       (10,785)
      Accounts payable                                                  2,345        2,345         (7,695)        (7,695)
      Other assets and liabilities                                    (14,020)     (12,068)       (11,020)        (7,790)
                                                                     --------     --------       --------       --------

Net cash used in operating activities                                 (14,662)     (11,348)       (14,054)        (9,547)
                                                                     --------     --------       --------       --------

Cash flows from investing activities:
  Purchase of Miller Buckeye Biscuit Company, Inc.,
    net of cash acquired                                              (17,588)     (17,588)            --             --
  Purchase of Guiltless Gourmet,  Inc.
    net of cash acquired                                               (4,870)      (4,870)            --             --
  Acquisitions of plant and equipment                                  (1,819)      (1,819)        (2,728)        (2,728)
                                                                     --------     --------       --------       --------

Net cash used in investing activities                                 (24,277)     (24,277)        (2,728)        (2,728)
                                                                     --------     --------       --------       --------

Cash flows from financing activities:
  Purchase of senior notes                                            (12,979)     (12,979)       (21,016)       (12,266)
  Payments from Interest Escrow Account                                 3,250           --         10,247             --
  Proceeds from issuance of preferred stock                                --           --          3,000             --
  Borrowings under Credit Agreement                                    46,491       46,491         27,214         27,214
  Proceeds from issuance of common stock                                   49           --             27             --
                                                                     --------     --------       --------       --------

Net cash provided by financing activities                              36,811       33,512         19,472         14,948
                                                                     --------     --------       --------       --------

Net (decrease) increase in cash                                        (2,128)      (2,113)         2,690          2,673

Cash, beginning of period                                               4,637        4,618          2,088          2,078
                                                                     --------     --------       --------       --------

Cash, end of period                                                  $  2,509     $  2,505       $  4,778       $  4,751
                                                                     ========     ========       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $ 17,774     $ 14,524       $ 18,526       $ 13,972
    Income taxes                                                     $  4,309     $    440       $    571       $    170



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

On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless Gourmet, Inc. ("Guiltless") for a purchase price of approximately $5.0 million, including transaction costs. The acquisition, which was funded through borrowings under the Company's Credit Agreement, was accounted for as a purchase. Accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition, utilizing preliminary allocations of purchase price which are subject to further refinement and adjustment, including appraisals and other valuation analyses. The excess of cost over the fair value of net assets acquired represents goodwill which, when finalized, will be amortized in a straight-line basis over its estimated useful life.

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

On January 31, 2000, Millbrook acquired certain of the assets and operations of
I. Epstein & Sons, Inc. ("Epstein") for a purchase price of approximately $15.4 million, including transaction costs. Epstein was a full service distributor of kosher and specialty food products, including its Season brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by the Company's Manischewitz subsidiary. Pro forma historical operating results reflecting the Guiltless, Miller Buckeye and Epstein acquisitions have not been included herein as the impact of these acquisitions was not considered significant on a consolidated basis.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE A - Basis of Presentation (Continued)
        ----------------------

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

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2000, and the results of operations and cash flows for the periods ended December 31, 2000 and 1999.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                              December 31,       March 31,
                                  2000              2000
                                -------           -------
            Raw materials       $ 1,560           $ 1,815
            Finished goods       87,392            63,471
                                -------           -------
                                $88,952           $65,286
                                =======           =======

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------


NOTE C - Related Party Transactions
         --------------------------

For the three month periods ended December 31, 2000 and 1999, the Company paid $502,500 and $405,000, respectively, and for the nine month periods ended December 31, 2000 and 1999, the Company paid $1,507,500 and $1,200,000, respectively to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Revenues
         --------

Revenues for the nine months ended December 31, 2000 include other income from the sale of land in Israel of approximately $700,000.

NOTE E - Comprehensive Income (Loss)
         ---------------------------

For the three month periods ended December 31, 2000 and 1999, Holdings' and Enterprises' comprehensive income (loss) was ($2,090,000) and ($1,579,000) and ($1,693,000) and $(1,223,000), respectively, and for the nine month periods ended December 31, 2000 and 1999, Holdings' and Enterprises' comprehensive income (loss) was ($5,033,000) and ($3,591,000) and $6,280,000 and ($507,000),
respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE F - Segment Reporting

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's interim financial statements. The Corporate items for the three months ended December 31, 2000 include an adjustment to the second quarter's intercompany sales elimination.

For the three month
period ended December 31,                              2000                           1999
                                           -----------------------------  -----------------------------
                                              Holdings      Enterprises      Holdings      Enterprises
                                           -------------  --------------  --------------  -------------
Revenues
     Millbrook ..........................    $ 159,838       $ 159,838       $ 138,946       $ 138,946
     Manischewitz .......................       11,051          11,051           7,544           7,544
                                             ---------       ---------       ---------       ---------
          Total segment revenues ........      170,889         170,889         146,490         146,490
     Corporate items, principally
          the elimination of
          intercompany sales ............        1,690           1,690            (638)           (638)
                                             ---------       ---------       ---------       ---------
                                             $ 172,579       $ 172,579       $ 145,852       $ 145,852
                                             =========       =========       =========       =========
Operating income
     Millbrook ..........................    $   4,093       $   4,093       $   3,646       $   3,646
     Manischewitz .......................        1,186           1,186           1,349           1,349
                                             ---------       ---------       ---------       ---------
          Total segment operating
               income ...................        5,279           5,279           4,995           4,995
     Corporate items and
          eliminations ..................       (3,508)         (3,482)         (2,753)         (2,740)
                                             ---------       ---------       ---------       ---------
                                             $   1,771       $   1,797       $   2,242       $   2,255
                                             =========       =========       =========       =========


For the nine month
period ended December 31,                              2000                           1999
                                           -----------------------------  -----------------------------
                                             Holdings      Enterprises      Holdings      Enterprises
                                           -------------  --------------  --------------  -------------
Revenues
     Millbrook ..........................    $ 462,937       $ 462,937       $ 397,749       $ 397,749
     Manischewitz .......................       26,592          26,592          19,344          19,344
                                             ---------       ---------       ---------       ---------
          Total segment revenues ........      489,529         489,529         417,093         417,093
     Corporate items, principally
          the elimination of
          intercompany sales ............       (4,970)         (4,970)         (1,134)         (1,180)
                                             ---------       ---------       ---------       ---------
                                             $ 484,559       $ 484,559       $ 415,959       $ 415,913
                                             =========       =========       =========       =========
Operating income
     Millbrook ..........................    $   9,027       $   9,027       $   9,019       $   9,019
     Manischewitz .......................        2,099           2,099           2,158           2,158
                                             ---------       ---------       ---------       ---------
          Total segment operating
               income ...................       11,126          11,126          11,177          11,177
     Corporate items and
          eliminations ..................       (9,345)         (9,312)         (7,301)         (7,328)
                                             ---------       ---------       ---------       ---------
                                             $   1,781       $   1,814       $   3,876       $   3,849
                                             =========       =========       =========       =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
--------------------------------------------------------------------------------

NOTE G - Extraordinary Item - Early Extinguishment of Debt
         -------------------------------------------------

During the nine month periods ended December 31, 2000 and 1999, Enterprises repurchased approximately $18.8 million and $20.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million and $4.7 million, net of income taxes of approximately $2.1 million and $3.1 million, respectively. In addition, during the nine month period ended December 31, 1999, the stockholders of Holdings purchased $3 million of additional preferred stock to partially fund Holdings' repurchase of $23 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.3 million.

NOTE H - New Accounting Pronouncement
         ----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended December 31, 2000 increased $26.7 million or 18.3% to $172.6 million as compared to $145.9 million for the three month period ended December 31, 1999. Revenues for the nine month period ended December 31, 2000 increased $68.6 million or 16.5% to $484.6 million as compared to $416.0 million for the nine month period ended December 31, 1999. Revenues include:

         (i) Millbrook's revenues of $159.8 million and $462.9 million for the three and nine month periods ended December 31, 2000 as compared to $138.9 million and $397.8 million for the three and nine month periods ended December 31, 1999;

         (ii) Manischewitz' revenues of $11.1 million and $26.6 million for the three and nine month periods ended December 31, 2000 as compared to $7.6 million and $19.3 million for the three and nine month periods ended December 31, 1999; and

         (iii) intersegment sales, which are eliminated in consolidation, of $1.7 million and ($4.9) million for the three and nine month periods ended December 31, 2000 as compared to ($0.6) million and ($1.1) million for the three and nine month periods ended December 31, 1999.

Millbrook's revenues increased $20.9 million and $65.1 million or 15.0% and 16.4% for the three and nine month periods ended December 31, 2000 as compared to the comparable periods of the prior year. The increases in revenues for the three and nine month periods are principally due to the following:

         (i) distribution sales ($29.9 million and $78.4 million for the three and nine month periods) to new customer accounts gained as a result of the Epstein and Miller Buckeye acquisitions; partially offset by

         (ii) decreased sales ($9.0 million and $13.3 million for the three and nine month periods) to certain customers as a result of several factors, including customer losses during the period, industry consolidation, significantly reduced customer promotional activities and customer financial difficulties, the aggregate of which exceeded the growth of sales to certain other customers.

Manischewitz' revenues increased $3.5 million and $7.3 million or 46.1% and 37.8% for the three and nine month periods ended December 31, 2000 as compared to the comparable periods of the prior year. The increases in revenues for the three and nine month periods are principally due to the following:

         (i) sales of Season brand products acquired as part of the Epstein acquisition and sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 ($2.5 million and $6.1 million for the three and nine month periods);

         (ii) a gain on the sale of land in Israel ($0.7 million for the nine month period ended December 31, 2000); and

         (iii) increased sales of Manischewitz brand products ($1.0 million and $0.5 million for the three and nine month periods).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Profit. Gross profit for the three and nine month periods ended December 31, 2000 was $40.7 million and $116.4 million as compared to $32.8 million and $92.3 million for the three and nine month periods ended December 31, 1999, an increase of $7.9 million and $24.1 million or 24.1% and 26.1%. As a percentage of revenues, the gross profit margin was 23.6% and 24.0% for the three and nine month periods ended December 31, 2000 as compared to 22.5% and 22.2% for the three and nine month periods ended December 31, 1999.

The increases in gross profit dollars and its impact on gross profit margin for the three and nine month periods are primarily due to the following:

         (i) distribution sales acquired as part of the Epstein acquisition and additional margin dollars associated with the favorable shift in Millbrook's product mix from lower margin health and beauty care products to higher margin specialty food products ($0.3 million or 0.1% and $8.3 million or 1.1% for the three and nine month periods);

         (ii) distribution sales acquired as part of the Miller Buckeye acquisition ($5.2 million or 0.3% and $13.0 million or 0.4% for the three and nine month periods); and

         (iii) sales of Season brand products acquired as part of the Epstein acquisition and additional margin dollars associated with the favorable shift in Manischewitz' product mix to higher margin products ($2.0 million or 0.6% and $2.3 million or 0.3% for the three and nine month periods).

Operating Expenses. Distribution and warehousing expenses for the three and nine month periods ended December 31, 2000 were $15.4 million and $44.8 million as compared to $11.7 million and $33.2 million for the three and nine month periods ended December 31, 1999. As a percentage of revenues, distribution and warehousing expenses increased to 8.9% and 9.2% for the three and nine month periods ended December 31, 2000 as compared to 8.0% in each of the comparable periods of the prior year. The increases in distribution and warehousing costs for the three and nine month periods are principally due to the following:

         (i) the addition of the Company's new distribution facilities in East Brunswick, New Jersey and Youngstown, Ohio as a result of the Epstein and Miller Buckeye acquisitions;

         (ii) increased compensation and related employee benefit costs due to a tightening labor market and resulting labor shortages at Millbrook's two largest distribution center locations; and

         (iii) increased operating costs associated with Millbrook's fleet due to rising fuel costs.

Selling, general and administrative expenses for the three and nine month periods ended December 31, 2000 were $22.5 million and $66.7 million, as compared to $18.1 and $53.0 million for the three and nine month periods ended December 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased to 13.1% and 13.8% for the three and nine month periods ended December 31, 2000 as compared to 12.4% and 12.7% for the comparable periods of the prior year. These increases for the three and nine month periods consist of the following:

         (i) increases of $1.4 million and $5.6 million for the three and nine month periods in costs associated with Millbrook's operations principally relating to the Epstein acquisition;

         (ii) incremental selling, general and administrative costs associated with the Miller Buckeye acquisition ($2.4 million and $6.4 million for the three and nine month periods); and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         (iii) increases of $0.6 million and $1.7 million for the three and nine month periods in costs associated with Manischewitz' operations principally relating to television advertising, promotional materials and market research associated with certain of the Company's mainstream products.

Amortization of intangibles was $1.0 million and $3.0 million for the three and nine month periods ended December 31, 2000 as compared to $0.8 million and $2.3 million for the three and nine month periods ended December 31, 1999. This increase is due to amortization resulting from the Epstein, Miller Buckeye and Guiltless Gourmet acquisitions.

Interest Expense. Interest expense for the three and nine month periods ended December 31, 2000 was $5.3 million and $15.0 million (consisting of $0.8 million and $2.4 million for Holdings and $4.5 million and $12.6 million for Enterprises, respectively) as compared to $4.8 million and $14.2 million (consisting of $0.8 million and $2.4 million for Holdings and $4.0 million and $11.8 million for Enterprises, respectively) for the three and nine month periods ended December 31, 1999. The increase in interest expense for the three and nine months ended December 31, 2000 is primarily attributable to higher levels of debt outstanding under the Company's Credit Agreement as a result of its recent acquisitions, partially offset by Enterprises' repurchase of 10.5% Notes.

Taxes. The benefit for income taxes for the three and nine month periods ended December 31, 2000 was $1.3 million and $4.8 million for Holdings and $1.0 million and $3.9 million for Enterprises as compared to $0.8 million and $3.7 million for Holdings and $0.5 million and $2.8 million for Enterprises for the three and nine month periods ended December 31, 1999. These benefits principally relate to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the nine month period ended December 31, 2000 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% Notes. The extraordinary gain on early extinguishment of debt for the nine month period ended December 31, 1999 was $12.9 million (consisting of $8.2 million, net of income taxes of $5.3 million for Holdings and $4.7 million, net of income taxes of $3.1 million for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% Notes and Enterprises' repurchase of approximately $20.9 million of its outstanding 10.5% Notes.

Net Income (Loss). As a result of the foregoing, the net loss for the three and nine month periods ended December 31, 2000 was $2.2 million and $5.1 million for Holdings and $1.7 million and $3.7 million for Enterprises as compared to a net loss of $1.7 million and net income of $6.3 million for Holdings and net losses of $1.2 million and $0.4 million for Enterprises for the three and nine month periods ended December 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended December 31, 2000, excluding the net gain on the early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.1 million for Holdings and provided cash of $1.3 million for Enterprises, as compared to providing cash of $0.6 million for Holdings and $1.9 million for Enterprises, for the nine months ended December 31, 1999. During the nine month periods ended December 31, 2000 and 1999, other changes in assets and liabilities resulting from operating activities utilized cash of $14.6 million for Holdings and $12.6 million for Enterprises and $14.7 million for Holdings and $11.4 million for Enterprises, respectively, resulting in net cash used in operating activities of $14.7 million for Holdings and $11.3 million for Enterprises and $14.1 million for Holdings and $9.5 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of Miller Buckeye and Guiltless Gourmet in fiscal 2001 and the acquisitions of property and equipment resulted in a use of cash of $24.3 million and $2.7 million for the nine month periods ended December 31, 2000 and 1999 for each of Holdings and Enterprises, respectively.

During the nine month period ended December 31, 2000, financing activities, which principally consisted of the repurchase of approximately $18.8 million of long-term debt for $13.0 million by Enterprises, offset by $3.3 million of payments from the Interest Escrow Account by Holdings; and additional borrowings of $46.5 million under the Credit Agreement, resulted in cash provided of $36.8 million for Holdings and $33.5 million for Enterprises. During the nine month period ended December 31, 1999, financing activities principally consisted of the repurchase of $23 million of long-term debt for $8.8 million by Holdings and $20.9 million of long-term debt for $12.2 million by Enterprises, offset by $10.3 million of payments from the Interest Escrow Account by Holdings; additional borrowings of $27.2 million under the Credit Agreement; and $3 million of proceeds from the issuance of preferred stock by Holdings, resulted in cash provided of $19.5 million for Holdings and $15.0 million for Enterprises.

As a result of the early extinguishment of debt during the nine month period ended December 31, 2000, Enterprises' annual interest expense was reduced by $0.9 million.

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

                NONE


         b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       R.A.B. HOLDINGS, INC.



February 13, 2001                                      /s/ Richard A. Bernstein
                                                       ------------------------
                                                       Richard A. Bernstein
                                                       Chairman



February 13, 2001                                      /s/ Steven M. Grossman
                                                       ----------------------
                                                       Steven M. Grossman
                                                       Chief Financial Officer


                                                       R.A.B. ENTERPRISES, INC.



February 13, 2001                                      /s/ Richard A. Bernstein
                                                       ------------------------
                                                       Richard A. Bernstein
                                                       Chairman



February 13, 2001                                      /s/ Steven M. Grossman
                                                       ----------------------
                                                       Steven M. Grossman
                                                       Chief Financial Officer