Form 10-K
period 2001-03-31
RAB HOLDINGS INC
filed 2001-07-12
CIK 1067702

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended March 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________


                        Commission file number 333-66221
                                               ---------

                   R.A.B. HOLDINGS, INC.                                                    R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        ---------------------------------------------------------------
   (Exact name of registrant as specified in its charter)                  (Exact name of registrant as specified in its charter)

                        DELAWARE                                                                  DELAWARE
-------------------------------------------------------------        ---------------------------------------------------------------
          (State or other jurisdiction of                                               (State or other jurisdiction of
           incorporation or organization)                                                incorporation or organization)

                       13-3893246                                                                  13-3988873
-------------------------------------------------------------        ---------------------------------------------------------------
        (I.R.S. Employer identification no.)                                           (I.R.S. Employer identification no.)

       444 Madison Avenue, New York, New York                                                       10022
-------------------------------------------------------------        ---------------------------------------------------------------
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

                               Yes    X            No
                                   -------           --------

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

                                      INDEX
                                                                                                            Page
                                                                                                            ----
PART I

Item 1.        Business..................................................................................     1
                      (a) General Development of Business................................................     1
                      (b) Financial Information about Industry Segments..................................     1
                      (c) Narrative Description of Business..............................................     2
                      (d) Other Matters..................................................................     8
                      (e) Financial Information about Foreign and Domestic Operations....................     9

Item 2.        Properties................................................................................     9

Item 3.        Legal Proceedings.........................................................................    10

Item 4.        Submission of Matters to a Vote of Security Holders.......................................    10

PART II

Item 5.        Market for Registrants' Common Equity and Related Stockholder Matters.....................    10

Item 6.        Selected Financial Data...................................................................    10

Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................................    11

Item 7a.       Quantitative and Qualitative Disclosures about Market Risk................................    19

Item 8.        Financial Statements and Supplementary Data...............................................    19

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...................................................................    19

PART III

Item 10.       Directors and Executive Officers of the Registrants.......................................    20

Item 11.       Executive Compensation....................................................................    22

Item 12.       Security Ownership of Certain Beneficial Owners and Management............................    24

Item 13.       Certain Relationships and Related Transactions............................................    25

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................    27

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

         Concurrent with the Manischewitz acquisition, Holdings contributed its wholly-owned subsidiary Millbrook to Enterprises. The contribution was accounted for as an "as if" pooling of interests. Prior to the acquisitions of Millbrook and Manischewitz, Holdings and Enterprises had no operations. Holdings and Enterprises are referred to collectively as the "Companies".

         On January 31, 2000, Millbrook acquired certain of the assets and operations of I. Epstein & Sons, Inc. ("Epstein"). Epstein was a full service distributor of kosher and specialty food products, including its Season(R) brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by Manischewitz.

         On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye") for a purchase price of approximately $17.6 million, including transaction costs. Miller Buckeye was a distributor of specialty foods, cookies, crackers and snacks to grocery and other retail establishments in Ohio, Pennsylvania, West Virginia and Western New York.

         On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless Gourmet, Inc. ("Guiltless") for a purchase price of approximately $4.9 million, including transaction costs. Guiltless owned the number two selling national brand and was a leader in the development of original baked, not fried, tortilla chips. Guiltless organic baked tortilla chips, bean dips and salsas are found in natural food supermarkets, supermarket chains and other grocery and food outlets.

(b)      Financial information about Industry Segments

         Industry segment information with respect to the operations of Holdings and Enterprises is included in the notes to the Consolidated Financial Statements of Holdings and Enterprises for the years ended March 31, 2001, 2000 and 1999 included in Item 8 herein.

(c)      Narrative Description of Business

Millbrook Distribution Services Inc.

         The Industry. Distributors provide valuable services to both manufacturers and retailers. Manufacturers benefit from distributors broad geographic coverage, efficient order processing and inventory management. Distributors provide retailers access to broad product lines, the ability to place small quantity orders and shelf and inventory management. Large distributors with broad geographic coverage and an extensive offering of items generally have a competitive advantage.

         Due to consolidations over the past several years, the number of manufacturers and retailers has decreased. Additionally, retailers have increasingly focused on reducing their supply chain costs with corresponding improvements in their margins. As a result, we believe that manufacturers and retailers are increasingly dependent on distributors to provide a range of in-store retailing and merchandising functions previously performed by retail and/or manufacturer personnel. Distributors increasingly are participating in all stages of marketing for the products distributed, including category management, promotions, schematic design and display of products. To efficiently provide such services, technological innovation has become an essential element in the distribution industry. For smaller distributors, the costs of the required investments in technology can be prohibitive.

         Millbrook is one of only a few distributors that focuses specifically on the distribution of specialty food, health and beauty care and general merchandise products. The fast growing specialty food business encompasses a wide range of items in categories such as imported and domestic gourmet foods, as well as natural, and ethnic foods. Specialty foods typically generate higher margins for retailers than those realized on other mainstream grocery categories sold in supermarkets. In addition, the demographic trends in the United States have sparked consumer demand for more specialty food products. As a result, supermarkets are adding more specialty food items to their product offerings, and aggressively promoting them in an attempt to capture a higher market share.

         Retailers are employing a number of marketing techniques to increase the sales of high margin specialty food items. Stores are using kiosks and free standing displays to attractively present the products to the consumer. In addition, retailers are beginning to segregate specialty foods into specific categories, such as ethnic foods, cookies and sauces. By utilizing a "store-within-a-store" approach for specialty food, the products receive prime shelf space within the store. Retailers also integrate specialty foods into general product categories to familiarize consumers with unique and higher margin products with the objective of increasing awareness and generating trial among the broader consumer market. Merchandising expertise is a key selection criteria for determining the retailer's choice of a specialty food distributor.

         The health and beauty care segment includes baby care, cosmetics, deodorants, first-aid, hair care, over-the-counter medications, toiletries, oral hygiene and skin care products. The general merchandise segment covers a wide variety of non-food categories including housewares, pet supplies, stationery, baby needs, photo and cleaning supplies. Competition in both the health and beauty care and general merchandise categories has been intense due to the growth of mass merchandisers that have captured market share by offering larger assortments at "everyday low pricing." Despite losing market share, supermarkets have maintained a stable base of customers and are expected to continue to be a key outlet for health and beauty care products and general merchandise by expanding product variety and offering customers one-stop shopping.

         Products Distributed. Through its comprehensive product offerings, Millbrook distributes a wide variety of products to its customers.

         Specialty Foods. For the years ended March 31, 2001, 2000 and 1999, specialty food sales were approximately $298.9 million, $192.9 million and $141.1 million and represented 49.2%, 35.9% and 30.3% of Millbrook's total revenues, respectively. Millbrook's specialty food category consists of approximately 19,900 items including ethnic, gourmet, organic and natural foods and supplements. Millbrook offers ethnic foods such as kosher, Asian, Italian, Irish, Mexican, Greek and German products, and gourmet foods such as teas, coffees, spices, baking ingredients, condiments, candies, crackers, cookies, jams and jellies. Millbrook's organic and natural food products and supplements include items such as grains, cereals, snacks, beverages, energy bars, baking ingredients, pasta and sauces.

         We continue to view the specialty food category as an opportunity for future growth. Due to the higher margins associated with specialty foods, supermarkets continue to add new specialty food items to their product offerings. To accommodate its retail customers' desire for a broader offering of specialty foods, Millbrook carries a wide variety of specialty food products. We believe that Millbrook's product breadth, together with its merchandising expertise and advanced technology in supply chain management, will continue to enable its retail customers to capture the advantages of this product category.

         Health and Beauty Care. For the years ended March 31, 2001, 2000 and 1999, health and beauty care sales were approximately $222.8 million, $244.0 million and $234.2 million and represented 36.7%, 45.4% and 50.4% of Millbrook's total revenues, respectively. Millbrook currently carries approximately 15,400 health and beauty care items, including a full line of national and private label brands. Millbrook's private label health and beauty care products are offered under its ValuStar(R) brand, which represents less than 1% of Millbrook's total revenues.

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

         General Merchandise. Millbrook currently carries approximately 11,000 general merchandise items. For the years ended March 31, 2001, 2000 and 1999, general merchandise sales were approximately $85.4 million, $101.0 million and $89.5 million and represented 14.1%, 18.7% and 19.3% of Millbrook's total revenues, respectively. Although the traditional supermarket cannot afford to devote as much space to the general merchandise category as compared to the mass merchandisers, supermarkets have the advantage of more frequent customer traffic. This consumer traffic ensures that supermarkets will remain a key outlet for general merchandise. In addition, targeting certain departments such as pet, bath, candle and stationery as destination categories adds to the importance of general merchandise in supermarkets.

         Retail Services. Millbrook traditionally has supplemented its product distribution with full supporting services such as schematic development (including planogramming), space management, new store installations, remodeling of existing stores, order writing, stocking, new item placement and development and management of promotions.

         Over time, gross profit margins for these services have eroded principally as a result of the retail phenomenon of "everyday low pricing." As a result, Millbrook has developed a system to "unbundle" each of the elements of the full-service program and use activity-based costing to charge the customer for each supporting service on a stand-alone basis. In addition, Millbrook offers these services without product distribution to retail channels other than supermarkets. This fundamental change in the packaging of the services Millbrook offers to its customers resulted in the formation of Millbrook Retail SolutionsSM as a separate group to focus solely on providing merchandising services.

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

         Customers. Millbrook's top ten customers, which collectively represented approximately 61%, 72% and 60% of its revenues during the years ended March 31, 2001, 2000 and 1999, respectively, have been customers for an average of 15 years. For the year ended March 31, 2001, supermarkets represented approximately 81% of revenues and mass merchandisers represented approximately 19% of revenues. While Millbrook enjoys long-term relationships with most of its customers, consistent with industry practice, substantially all of Millbrook's customer supply agreements are on a month-to-month basis. Millbrook does have supply agreements with certain of its significant customers. None of these supply agreements is for a period of greater than three years.

         For the years ended March 31, 2001 and 2000, combined revenues from Millbrook's two largest customers, Ames Department Stores and Shaw's Supermarkets represented approximately 27.9% and 31.2% of total revenues.

         Suppliers. Millbrook purchases products from leading suppliers in each of its categories. For the year ended March 31, 2001, the five largest suppliers in each of Millbrook's three principal product categories were:

      (i) for specialty foods, World Finer Foods, The B. Manischewitz Company, LLC, Unilever (Best Foods and Lipton), R.C. Bigelow and The Hain Celestial Group;

     (ii) for health and beauty care products, Procter & Gamble, Johnson & Johnson, Unilever HPC, Pfizer/Warner Lambert and Gillette; and

    (iii) for general merchandise, Legg's Hosiery, Hartz Mountain Corp., Bradshaw International, Newell Rubbermaid, Inc. and Mead Products.

         For the year ended March 31, 2001, the five largest suppliers represented (i) for specialty foods, 15% of total purchases; (ii) for health and beauty care products, 20% of total purchases; and (iii) for general merchandise, 4% of total purchases.

The B. Manischewitz Company, LLC

         The Industry. According to Progressive Grocer, the U.S. grocery industry has been characterized by relatively stable growth based on modest price and population increases, with total sales of approximately $494 billion in 2000 reflecting a compound annual growth rate of 3.8% for the five years ended 2000. According to Integrated Marketing Communications, Inc., kosher foods are one of the fastest growing categories of the specialty food segment and are characterized by a stable base of loyal consumers represented primarily by the Jewish population. According to Integrated Marketing Communications, Inc. and Packaged Facts, since 1992, sales of kosher foods have increased significantly among non-Jewish consumers due to heightened awareness of the quality of ingredients, rabbinical supervision and processing techniques used in manufacturing kosher foods, together with growing interest in healthier foods and the trend toward healthier lifestyles.

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

         Products. Manischewitz' core businesses consist of traditional products sold primarily to Jewish consumers under the Manischewitz brand; canned fish and condiments under the Season brand; and natural organic snack foods sold under the Guiltless Gourmet brand. Manischewitz is a manufacturer of products historically consumed during certain Jewish holidays, primarily Passover which occurs during the spring, and Rosh Hashanah which occurs during the fall. Manischewitz believes that, among the Jewish population, approximately 100% recognize the Manischewitz brand name and 90% have tried one or more Manischewitz products. Manischewitz believes that, among the non-Jewish population, approximately 80% are familiar with the Manischewitz brand name and over 50% have tried one or more Manischewitz products. Guiltless and Season products are consumed all-year round.

         Manischewitz has built its brand awareness and consumer base by offering a broad assortment of products that can be consumed throughout the year, as well as expanding its product offerings to accommodate changing tastes and the popularity of various food items. Manischewitz' new product offerings include Mediterranean products, full strength canned soups, preserves and snack items. Many of the new product offerings are intended to appeal to the mainstream population to expand the customer base for Manischewitz' product line.

         Manischewitz also licenses its name to other entities for use in the manufacture, distribution and sale of certain kosher products including wine and other food products. For each of the years ended March 31, 2001, licensing revenues represented less than 2% of Manischewitz' total revenues.

         Baked Products. Baked products include daily matzo, Passover matzo (which is produced to more exacting standards dictated by religious tenets for Passover) and crackers. The majority of these products are baked at Manischewitz' Jersey City, New Jersey facilities. Matzo products in this category are sold under the Manischewitz, Horowitz Margareten and Goodman's brand names. Matzo product sales generated approximately 20.9%, 26.2% and 25.0% of Manischewitz' total revenues in fiscal 2001, 2000 and 1999, respectively. Manischewitz has a license agreement with Goodman's to use its name on matzo products and matzo-related products through 2003. In fiscal 2001, matzo products and matzo-related products sold under the Goodman's name represented less than 1% of Manischewitz' total revenues.

         Manufactured Products. Manufactured products consist of a variety of soups, sauces, fish, borscht and other processed foods. Soup products constitute the second largest manufactured product line for Manischewitz and accounted for approximately 12.8%, 17.0% and 18.2% of its total revenues in fiscal 2001, 2000 and 1999, respectively.

         Co-Packed Products. Manischewitz markets a number of co-packed products, including cookies, confectionery products, noodles, pasta, tortilla chips, salsa, condiments, dry soup mixes and canned fish principally under the Manischewitz, Horowitz Margareten, Goodman's, Season and Guiltless Gourmet brand names. Manischewitz expects to continue to employ co-packers as a capital efficient means of bringing its new products to market. Canned fish products generated approximately 10.4% and 4.6% of Manischewitz' total revenues in fiscal 2001 and 2000, respectively.

         Marketing and Product Development. In fiscal 2001, 2000 and 1999, spending on marketing and trade promotion represented approximately 3.1%, 1.9% and 2.9% of total revenues, respectively. Management believes, as a percentage of revenues, that marketing and trade promotion expenses have historically remained substantially below other food manufacturers. Consistent with its overall business strategy, in fiscal 2001, management significantly increased spending on advertising, marketing and promotion of Manischewitz' existing products and new product offerings, including package design costs.

         During the last few years, the Manischewitz product line has been expanded to strengthen and broaden its popular appeal. Packaging has been updated to better communicate good taste and high quality, enhance visibility on store shelves and attract more contemporary Jewish and non-Jewish consumers. Manischewitz has introduced no-fat and low-fat items to reinforce the positive health aspects of its products. Where appropriate, recipes have been improved and new flavors introduced. In addition, Manischewitz has introduced new products targeted at both Jewish and non-Jewish consumers and has begun to capitalize on the positive Manischewitz brand image among consumers. Further, the Guiltless Gourmet brand allows Manischewitz to capitalize on the growth of natural and organic foods by developing new products to broaden the brand's presence and take advantage of Manischewitz' distribution base.

         Distribution. Manischewitz principally sells its products to independent distributors operating throughout the U.S. and Canada. Two of its independent distributors represented approximately 37.9%, 40.0% and 34.1% of total revenues in fiscal 2001, 2000 and 1999, respectively. Among its customer base, supermarkets represented approximately 90% of Manischewitz' fiscal 2001 total revenues and other customers represented approximately 10%. We believe that Manischewitz' five largest supermarket customers are Kroger, Albertson's, Publix, Shop Rite and Royal Ahold.

         We estimate that Manischewitz' products are sold in a majority of the supermarkets throughout the U.S. Due to their importance to Jewish consumers, Manischewitz' products are "must carry" items for many supermarkets in the U.S. We continue to seek to obtain shelf space from supermarkets in sections other than in the kosher aisle. The ability to display Manischewitz' products in the non-kosher supermarket aisles, for products such as crackers, noodles, soups and side dishes, will enhance awareness of Manischewitz' products, particularly among non-Jewish consumers. We believe the Guiltless Gourmet brand will benefit from expanded distribution in both the natural and snack food aisles in supermarkets. To support these efforts, we will continue to increase retail and trade promotional expenditures to enhance product presence and increase sales.

Raw Materials

         The Companies, through its Manischewitz subsidiary, utilize a number of raw materials in the manufacture of its matzo and matzo-related products, principally flour. Manischewitz utilizes significant quantities of various fish in the manufacture of its gefilte fish and the co-packing of its other canned fish products. Manischewitz also purchases organic corn and spices for the co-packing of its Guiltless tortilla chips. Supplies of these ingredients are readily available from a number of sources and are purchased based on price.

Competition

Millbrook Distribution Services Inc.

         Specialty Foods. The competition in the specialty foods segment is fragmented among approximately 100 distributors, most of which are small and geographically limited. Millbrook is able to compete effectively in the specialty foods segment based on its breadth of products and its logistics capabilities. Its "piece pick" capability gives Millbrook's retailers product variety without the inventory investment in slower-moving, high margin specialty food products. Unlike most other specialty food distributors, Millbrook offers a single source of supply for specialty foods, health and beauty care products and general merchandise. This generates transportation and distribution efficiencies for Millbrook. Millbrook's principal competitors in this segment are Gourmet Awards and Haddon House.

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

         Retail Services. The retail services industry is competitive and is predominantly comprised of a large number of small organizations that are either retailer, channel or region specific. In the opinion of management, there are numerous retail service companies competing with Millbrook Retail SolutionsSM . The principal competitive factors within the industry include (i) breadth and quality of client services; (ii) price; (iii) the ability to execute specific client priorities rapidly and consistently over a wide geographical region; and
(iv) technological capability.

         We believe the combination of the quality of Millbrook Retail Solutions' client services and Millbrook's breadth of expertise, including its retail-oriented technology, experience at store level and logistics capabilities is unique in the industry.

The B. Manischewitz Company, LLC

         Manischewitz competes within a small group of branded kosher manufacturers. In the matzo category, all of the domestic producers have been in the industry for over 80 years. Manischewitz' brand names and the complexities of complying with kosher manufacturing requirements have all contributed to the stability of the competitive environment faced by Manischewitz. Management's business strategy includes promoting and marketing Manischewitz products in the non-kosher aisles of supermarkets. However, outside the kosher aisle, Manischewitz products will compete with the products of a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines as well as substantially greater financial and other resources available to them.

         Manischewitz' primary competitor in the production and distribution of matzo is Streit's, a New York based family-owned regional marketer. Within the gefilte fish market, Manischewitz competes primarily with Rokeach and its related brands, including Mothers, Old Vienna and Mrs. Adlers.

         Management believes that Manischewitz' loyal customer base and name recognition make the brand less vulnerable to competition with respect to its core products.

Trademarks

         Manischewitz owns a number of registered trademarks in the U.S., Canada, Europe, Israel, South Africa and South America. The registered trademarks in the U.S. include Manischewitz(R), Horowitz Margareten(R), Onion Tams(R), Passover Pantry(R), Tam Tam(R), Vege-Matzo(R), Wheat Tams(R), Design Star of David(R), Star of David & Lion Design(R), Fishlets(R), Design of Star, Lion & Scroll(R), Deborah Ross & Design(R), Bakit(R), Garlic Tam(R), Horowitz Margareten & Design(R), Season(R), Season Kosher Select(R), Gold Boat(R), Atlantic Gourmet(R), Moadim(R), Guiltless Gourmet(R) and Gourmet without Guilt(R). Manischewitz has granted exclusive licenses under certain of its trademarks to others for the manufacture and sale of wine and other food products. Such licenses are limited in scope to certain territories and entitle Manischewitz to royalties based on the net sales or revenues of the licensed products sold. Management is not aware of any facts that would have a material adverse impact on the continued use of any of its trademarks and trade names.

(d)      Other Matters

Employees

         As of March 31, 2001, we had a total of 2,200 full-time employees, 140 part-time employees and the ability to draw upon 300 service merchandisers on-call nationwide.

         Millbrook has approximately 200 unionized workers. Most of the unionized workers are located at the East Brunswick, NJ and Youngstown, OH distribution centers which were acquired as part of the Epstein and Miller Buckeye acquisitions. These unionized workers are represented under contracts with Teamsters Local 802, which was ratified in December 2000 and will expire in June 2006 and Teamsters Local 377, which was ratified in April 2000 and will expire in July 2004.

         Manischewitz has approximately 180 unionized workers at the Jersey City, NJ and Vineland, NJ facilities. Most of the unionized workers at the Jersey City, NJ facility are represented under a contract with Bakery, Confectionery and Tobacco Workers International Union (AFL-CIO, Local 3), which was ratified in October 2000 and will expire in September 2005. The unionized workers at the Vineland, NJ facility are represented under a contract with United Food and Commercial Workers Union (Local 56), which was ratified in May 2000 and will expire in April 2005.

         Management believes that Manischewitz' and Millbrook's relations with their employees and the unions representing certain groups of employees are generally good.

         (e)      Financial Information about Foreign and Domestic Operations

         Millbrook provides distribution services to retail locations in 42 states throughout the United States, primarily east of the Rocky Mountains. Manischewitz' products are primarily sold through distributors throughout the United States. Revenues generated by sales to distributors primarily in Canada, Europe and the Middle East accounted for less than 2% of Manischewitz' revenues in fiscal 2001.

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
Corporate Headquarters/Distribution Center..........  Leicester, MA               Lease             340,000     11/30/06
Distribution Center.................................  Youngstown, OH              Lease             262,000     03/31/07
Distribution Center.................................  Worcester, MA               Lease             241,300     08/31/02
Distribution Center.................................  E. Brunswick, NJ            Lease             177,600     07/31/08

         During the year ended March 31, 2001, Millbrook closed its Ozark, AL distribution center and it is presently being marketed for sale. In May 2001, Millbrook closed its leased distribution center in Greenville, NC and consolidated the customers served into its East Brunswick, NJ distribution center. In addition, Millbrook uses 108 transfer depots located in 30 states.

         Millbrook owns or leases its fleet of approximately 110 tractors, 300 trailers and 280 vans.

         Manischewitz' corporate headquarters are located in Jersey City, New Jersey, where management and administrative functions are performed. Manischewitz occupies the following properties, all of which are used in connection with its food business:


                                                                                                 Approximate
                                                                                                    Square
Property                                                Location              Own or Lease          Footage
--------                                                --------              ------------          -------
Bakery/Warehouse/Office.............................    Jersey City, NJ            Own              139,100
Manufacturing facility..............................    Vineland, NJ               Own               67,700


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

Item 3.  Legal Proceedings

         Holdings and Enterprises are subject to litigation in the ordinary course of business. Neither Holdings nor Enterprises is a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on their consolidated financial condition or consolidated results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrants' Common Equity and Related Stockholder Matters

         None.

Item 6.  Selected Financial Data

         The selected consolidated financial data of Holdings and Enterprises presented below as of March 31, 2001 and 2000 and for each of the years in the four year period ended March 31, 2001 were derived from the audited consolidated financial statements of Holdings and Enterprises (the "Consolidated Financial Statements") set forth herein. The audited balance sheet as of March 31, 1999 was derived from the Consolidated Financial Statements of Holdings and Enterprises which are not presented herein. The audited balance sheet data as of March 31, 1998 and the audited statement of operations data for the year ended March 31, 1997 was derived from the financial statements of Millbrook which are not presented herein. In addition, the balance sheet data as of March 31, 1997 was derived from the financial statements of the predecessor, a wholly-owned subsidiary of McKesson Corporation ("McKesson") which are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                                 Holdings                                 Enterprises
                                                  -------------------------------------      -------------------------------------
                                    Predecessor
For the years ended March 31,           1997      1998       1999       2000       2001      1998       1999       2000       2001
-----------------------------           ----      ----       ----       ----       ----      ----       ----       ----       ----
                                                                      (Dollars in Thousands)
Statement of Operations Data:
Revenues...........................   $476,175  $470,201   $508,293   $580,616  $ 652,439  $470,201   $508,293   $580,570  $652,439
Gross profit.......................    111,413   110,039    123,457    138,174    162,831   110,039    123,457    138,128   162,831
Operating expenses.................    104,038   102,664    113,533    122,209    154,073   102,656    113,533    122,188   153,996
Operating income...................      7,375     7,375      9,924     15,965      8,758     7,383      9,924     15,940     8,835
Interest expense, net..............      3,843     5,079     20,020     18,960     20,357     5,079     14,949     15,888    17,193
Non-operating income, other........         69
Provision (benefit) for income
   taxes...........................      1,660     1,122     (3,174)    (1,146)    (3,411)    1,122     (1,399)       288    (2,139)
Income (loss) before
   extraordinary item..............      1,941     1,174     (6,922)    (1,849)    (8,188)    1,182     (3,626)      (236)   (6,219)
Extraordinary gain, net
   of income taxes.................                                     12,914      3,194                           4,742     3,194
Net income (loss)..................      1,941     1,174     (6,922)    11,065     (4,994)    1,182     (3,626)     4,506    (3,025)
Balance Sheet Data:
Working capital....................   $ 36,535  $ 30,798   $ 51,288   $ 54,549  $  76,310  $ 30,796   $ 46,382   $ 55,066  $ 77,137
Property, plant and equipment,
   net.............................     15,017    23,395     38,467     37,199     32,629    23,395     38,467     37,199    32,629
Total assets.......................    102,731   108,772    297,992    290,393    312,635   108,875    279,838    285,715   312,028
Total debt.........................               38,110    184,049    170,089    204,973    38,110    136,049    145,089   179,973

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

         On January 31, 2000, Millbrook acquired certain of the assets and operations of Epstein. On April 17, 2000, Millbrook acquired substantially all of the assets and operations of Miller Buckeye. On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless. The operating results of Epstein's distribution business and Miller Buckeye are reflected in the operating results of Millbrook since their respective dates of acquisition. The operating results of the Season brand business and Guiltless are reflected in the operating results of Manischewitz since their respective dates of acquisition.

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

Year Ended March 31, 2001 Compared to the year ended March 31, 2000

         Revenues. Revenues for the year ended March 31, 2001 increased $71.8 million or 12.4% to $652.4 million as compared to $580.6 million for the year ended March 31, 2000. Revenues include:

         (i) Millbrook's revenues of $607.1 million for the year ended March 31, 2001 as compared to $537.9 million for the year ended March 31, 2000;

         (ii) Manischewitz' revenues of $57.7 million for the year ended March 31, 2001 as compared to $50.3 million for the year ended March 31, 2000; and

         (iii) Intersegment sales, which are eliminated in consolidation, of $12.4 million for the year ended March 31, 2001 as compared to $7.6 million for the year ended March 31, 2000.

         Millbrook's revenues increased $69.2 million or 12.9% as compared to the prior year. This increase is principally due to the following:

         (i) distribution sales ($95.1 million) to new customer accounts gained as a result of the Epstein and Miller Buckeye acquisitions; partially offset by

         (ii) decreased sales ($25.2 million) to certain customers as a result of several factors, including customer losses during the year, industry consolidation, significantly reduced customer promotional activities and customer financial difficulties, the aggregate of which exceeded the growth of sales to certain other customers.

         Manischewitz' revenues increased $7.4 million or 14.7% as compared to the prior year. This increase is principally due to sales of Season brand products acquired as part of the Epstein acquisition ($4.7 million) and sales to new customer accounts gained as a result of the Guiltless acquisition in November 2000 ($2.7 million).

         Gross Profit. Gross profit for the year ended March 31, 2001 was $162.8 million as compared to $138.2 million for the year ended March 31, 2000, an increase of $24.6 million or 17.8%. As a percentage of revenues, the gross profit margin was 25.0% for the year ended March 31, 2001 as compared to 23.8% for the year ended March 31, 2000.

         The increase in gross profit dollars and its impact on gross profit margin is primarily due to the following:

         (i) distribution sales acquired as part of the Epstein acquisition and additional margin dollars associated with the favorable shift in Millbrook's product mix from lower margin health and beauty care products to higher margin specialty food products ($6.3 million or 0.9%); and

         (ii) distribution sales acquired as part of the Miller Buckeye acquisition ($17.6 million or 0.2%).

         Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 2001 were $59.8 million, as compared to $46.2 million for the year ended March 31, 2000. As a percentage of revenues, distribution and warehousing expenses increased to 9.2% for the year ended March 31, 2001 as compared to 8.0% for the year ended March 31, 2000. The increase in distribution and warehousing costs is principally due to:

         (i) the addition of new distribution facilities in East Brunswick, New Jersey and Youngstown, Ohio as a result of the Epstein and Miller Buckeye acquisitions;

         (ii) increased compensation and related employee benefit costs due to a tightening labor market and resulting labor shortages at Millbrook's two largest distribution center locations; and

         (iii) rising energy prices increased operating costs associated with the Companies' facilities and Millbrook's fleet.

         Selling, general and administrative expenses for the year ended March 31, 2001 were $90.2 million, as compared to $73.0 million for the year ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 13.8% for the year ended March 31, 2001 as compared to 12.6% for the year ended March 31, 2000. This increase primarily consists of the following:

         (i) incremental selling, general and administrative costs associated with the Epstein ($3.0 million) and Miller Buckeye ($8.5 million) acquisitions;

         (ii) costs associated with Millbrook's operations resulting from general increases in a number of areas, including management information systems and compensation and related employee benefits ($1.5 million) and the loss on impairment of assets held for sale ($0.4 million); and

         (iii) an increase of $1.6 million associated with Manischewitz' operations principally relating to television advertising, promotional materials and market research associated with certain mainstream products.

         Amortization of intangibles was $4.1 million for the year ended March 31, 2001 as compared to $3.1 million for the year ended March 31, 2000. This increase is due to amortization resulting from the Epstein, Miller Buckeye and Guiltless acquisitions.

         Interest Expense. Interest expense for the year ended March 31, 2001 was $20.4 million (consisting of $3.2 million for Holdings and $17.2 million for Enterprises, respectively) as compared to $19.0 million (consisting of $3.1 million for Holdings and $15.9 million for Enterprises, respectively) for the year ended March 31, 2000. The increase in interest expense is primarily attributable to higher levels of debt outstanding under the credit agreement as a result of its recent acquisitions, partially offset by Enterprises' repurchase of 10.5% senior notes. The average interest rate on Holdings' and Enterprises' debt outstanding during the year ended March 31, 2001 was 10.7% and 10.3%, respectively.

         Taxes. For the year ended March 31, 2001, the benefit for income taxes was $3.4 million and $2.1 million for Holdings and Enterprises, respectively, as compared to a benefit of $1.1 million for Holdings and a provision of $0.3 million for Enterprises for the year ended March 31, 2000. The change of $2.3 million and $2.4 million for Holdings and Enterprises, respectively, principally relates to the results of operations.

         Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the year ended March 31, 2001 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% senior notes. The extraordinary gain on early extinguishment of debt for the year ended March 31, 2000 was $12.9 million (consisting of $8.2 million, net of income taxes of $5.4 million for Holdings and $4.7 million, net of income taxes of $3.1 million for Enterprises). This gain resulted from Holdings' repurchase of $23.0 million of its outstanding 13% senior notes and Enterprises' repurchase of approximately $20.9 million of its outstanding 10.5% senior notes.

         Net Income (Loss). As a result of the foregoing, the net loss for the year ended March 31, 2001 was $5.0 million and $3.0 million for Holdings and Enterprises, respectively, as compared to net income of $11.1 million for Holdings and $4.5 million for Enterprises for the year ended March 31, 2000.

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

         Manischewitz' revenues increased $3.8 million or 8.2% to $50.3 million as compared to the eleven month period ended March 31, 1999. Had the comparable pre-acquisition period been included in the period ended March 31, 1999, Manischewitz' revenues would have increased $1.6 million or 3.4% for the year ended March 31, 2000. This increase is principally due to:

         (i) sales of Season brand products acquired as part of the Epstein acquisition since January 31, 2000 ($2.9 million); partially offset by

         (ii) the negative impact on sales of customer account changes in Manischewitz' northeast distributor network, including the termination of its largest northeast distributor during the third quarter of fiscal 2000 ($1.3 million).

         Gross Profit. Gross profit for the year ended March 31, 2000 was $138.2 million as compared to $123.5 million for the year ended March 31, 1999, an increase of $14.7 million or 11.9%. As a percentage of revenues, the gross profit margin was 23.8% for the year ended March 31, 2000 as compared to 24.3% for the year ended March 31, 1999.

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

         Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 2000 were $46.2 million, as compared to $38.8 million for the year ended March 31, 1999. As a percentage of revenues, distribution and warehousing expenses increased to 8.0% for the year ended March 31, 2000 as compared to 7.6% for the year ended March 31, 1999. The increase in distribution and warehousing costs is principally due to:

         (i) the labor and transportation costs associated with the revenue increases generated by Millbrook's existing customers and the addition of new customers; and

         (ii) the reconfiguration of certain of Millbrook's distribution facilities to accommodate the addition of new customers.

         Selling, general and administrative expenses for the year ended March 31, 2000 were $73.0 million, as compared to $72.0 million for the year ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses decreased to 12.6% for the year ended March 31, 2000 as compared to 14.2% for the year ended March 31, 1999. This dollar increase primarily consists of:

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

Financial Condition, Liquidity and Capital Resources

         Operations for the year ended March 31, 2001, excluding the net gain on early extinguishment of debt, non-cash charges for depreciation, amortization and deferred income taxes and other non-cash charges, provided cash of $2.3 million for Holdings and $4.3 million for Enterprises as compared to providing cash of $11.7 million for Holdings and $11.4 million for Enterprises for the year ended March 31, 2000. During the years ended March 31, 2001 and 2000, other changes in assets and liabilities resulting from operating activities utilized cash of $16.4 million for Holdings and $15.1 million for Enterprises and utilized cash of $13.0 million for Holdings and $8.2 million for Enterprises, respectively. This activity resulted in net cash utilized by operating activities of $14.1 million for Holdings and $10.8 million for Enterprises in fiscal 2001 as compared to net cash utilized by operations of $1.3 million for Holdings and net cash provided by operating activities of $3.2 million for Enterprises, respectively, in fiscal 2000. Investing activities, which principally consisted of the acquisitions of Miller Buckeye and Guiltless in fiscal 2001, the acquisition of Epstein in fiscal 2000 and the acquisitions of plant and equipment, resulted in a use of cash of $25.0 million and $18.3 million for Holdings and Enterprises for each of the years ended March 31, 2001 and 2000. During the year ended March 31, 2001, financing activities, which principally consisted of the repurchase of approximately $18.8 million of senior notes for $13.0 million by Enterprises, offset by $3.3 million of payments from the interest escrow account by Holdings; and additional borrowings of $53.7 million under the credit agreement by Holdings and Enterprises, provided cash of $44.0 million for Holdings and $40.7 million for Enterprises. During the year ended March 31, 2000, financing activities, which principally consisted of the repurchase of $23.0 million of senior notes for $8.8 million by Holdings and $20.9 million of senior notes for $12.2 million by Enterprises, offset by $10.2 million of payments from the interest escrow account by Holdings; additional borrowings of $29.9 million under the credit agreement by Holdings and Enterprises; and $3.0 million of proceeds from the issuance of preferred stock by Holdings, provided cash of $22.2 million for Holdings and $17.6 million for Enterprises.

         At March 31, 2001, outstanding borrowings under the credit agreement were $99.6 million, consisting of $95.0 million of revolving credit loans and an amortizing term loan of $4.6 million. Under the terms of the credit agreement, substantially all of Millbrook's assets and the accounts receivable and inventory of Manischewitz are pledged to provide collateral for borrowings and Enterprises is restricted from making distributions to Holdings to pay dividends. At March 31, 2001, Millbrook and Manischewitz had approximately $9.5 million of cash and approximately $2.2 million of available borrowing capacity under the credit agreement. In addition, there were $4.6 million of cumulative unpaid dividends on Holdings' series A and series B preferred stock.

         Holdings and Enterprises expect capital expenditure spending for the year ending March 31, 2002 to be approximately $3.0 million. Such expenditures include, among other things, leasehold improvements and the acquisition of computer equipment and software, manufacturing machinery and equipment. It is anticipated that these capital commitments for 2002 will be financed through working capital, operating leases and cash flow from operations.

         Given the continuing industry consolidation of retailers and its impact on certain of our customers, Holdings and Enterprises anticipates some loss of revenues in its health and beauty care category, which tends to be more of a commodity nature, as acquirors seek to achieve consolidation synergies by utilizing existing infrastructure. These anticipated losses will occur at the same time that the Companies continue to implement their strategy of expanding the specialty food category of their business. Holdings' and Enterprises' results of operations will be dependent upon the obtaining and timing of increased revenues from existing and new specialty food customers in light of anticipated losses from health and beauty care. While Holdings and Enterprises believe the transition to a greater percentage of its composite business to the specialty food category can be accomplished by increasing revenues from existing customers and obtaining new customers, there can be no assurance that Holdings and Enterprises can accomplish the goals of their strategy.

         Interest payments on the senior notes and borrowings under the credit agreement represent significant obligations of Holdings, Enterprises and their subsidiaries. The primary source of liquidity of Holdings and Enterprises will be cash flows from the operations of Millbrook and Manischewitz and borrowings under the credit agreement. Subject to the preceding paragraph, Holdings and Enterprises believe that, based upon current and anticipated financial performance, asset sales, cash flows from operations and borrowings under the credit agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments on the senior notes. However, the capital requirements of Holdings and Enterprises may change. The Companies are in compliance with the covenants contained in the credit agreement and the indentures relating to the senior notes and expect to be able to continue to comply. Each of Holdings and Enterprises believes that they have sufficient borrowing capacity and access to private equity and debt markets to pursue acquisition opportunities and fund extraordinary working capital requirements, if necessary. However, there can be no assurance that capital will be available to them on acceptable terms. At March 31, 2001, Holdings and Enterprises had total outstanding indebtedness of $205.0 million and $180.0 million, respectively. The ability of Holdings and Enterprises to satisfy capital requirements, to borrow under the credit agreement and to repay or refinance the senior notes will depend on future financial performance of Holdings and Enterprises, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond Holdings' and Enterprises' control.

Effects of Inflation and Other Matters

         For the year ended March 31, 2001, Holdings' and Enterprises' cost of product remained relatively stable. To the extent possible, Holdings' and Enterprises' objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

         Holdings and Enterprises are not involved in any significant environmental matters.

         Impact of New Accounting Pronouncements - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 has not had a material impact on our financial position or overall trends in results of operations and has not resulted in significant changes to the financial risk management practices.

         Emerging Issues Task Force ("EITF") Issue No. 00-25 was finalized and is effective for fiscal years beginning after December 15, 2001. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. The Company will adopt EITF No. 00-25 when it becomes effective. The adoption of EITF No. 00-25 will not have a material impact on the Companies' overall trends in their results of operations.

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

         Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of Holdings' and Enterprises' products, the financial condition of customers, the action of current and potential new competitors, changes in technology and economic conditions.

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

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrants

         The directors and executive officers of Holdings and Enterprises, and where indicated, the senior executive officer of each of Millbrook and Manischewitz is as set forth in the table below:

Name                                Age     Position
----------------------             ----     -----------------------------------------------------------------------
Richard A. Bernstein*               55      Chairman, President, Chief Executive Officer and Director
Lewis J. Korman*                    56      Vice Chairman and Director
Steven M. Grossman*                 40      Executive Vice President, Chief Financial Officer, Treasurer and
                                            Director
James A. Cohen, Esq.*               55      Senior Vice President - Legal Affairs and Secretary and Director
                                            of Enterprises
Ira A. Gomberg*                     57      Senior Vice President
Hal B. Weiss*                       44      Assistant Treasurer
Richard H. Hochman                  55      Director of Holdings
Jenny Morgenthau                    56      Director of Holdings
Michael A. Pietrangelo              59      Director of Holdings

Senior executive officer of Millbrook:
Robert A. Sigel                     47      President  and Chief  Executive  Officer of  Millbrook  and Director of
                                            Holdings

Senior executive officer of Manischewitz:
Michael P. Schall                   46      President and Chief Executive  Officer of Manischewitz  and Director of
                                            Holdings

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

         Lewis J. Korman has been Vice Chairman of Holdings and Enterprises since their inception and is a director of Holdings and Enterprises. Mr. Korman is also an advisor to and an equity owner of a non-affiliated company engaged in the marketing and distribution of products designed to enhance wellness and beauty. Mr. Korman is also a member of the Board of Managers of Manischewitz and an equity owner of a non-affiliated company which provides, through on-line and traditional publishing channels, preparation and testing for (i) occupations which require certification, and (ii) students and schools where standardized examinations are administered for assessment or advancement. He also serves as a consultant to companies involved in the motion picture industry. Mr. Korman also is involved in the structuring of entrepreneurial transactions in the entertainment industry. Prior to joining Holdings in January 1997, Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, Inc. from its founding in 1992 until its merger with Silver King Communications, Inc. in December 1996. Prior thereto, Mr. Korman was Senior Vice President and Chief Operating Officer of Columbia Pictures Entertainment, Inc. and Chairman of its Motion Picture Group until its sale to Sony Corporation at the end of 1989.

         Steven M. Grossman has been Executive Vice President, Chief Financial Officer and Treasurer and a director of Holdings and Enterprises since their inception. In addition to his positions with Enterprises and Holdings, Mr. Grossman is a member of the Board of Directors and Executive Vice President - Finance and Administration of Millbrook and is a member of the Board of Managers and the Executive Vice President, Chief Financial Officer and Treasurer of Manischewitz. Mr. Grossman is also Executive Vice President and Chief Financial Officer of RABCO and each of its subsidiaries and Chief Financial Officer of P&E Properties, Inc. Mr. Grossman was Executive Vice President and Chief Financial Officer of Western Publishing Group, Inc. from June 1994 to May 1996 and Vice President - Financial Planning of Western Publishing Group, Inc. from July 1992 to June 1994 and of RABCO Health Services, Inc. from July 1992 to August 1993. Mr. Grossman also serves on the Board of Directors of 4Kids Entertainment, Inc., a New York Stock Exchange company. Mr. Grossman is a certified public accountant licensed in New York.

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

         Michael P. Schall has been President and Chief Executive Officer of Manischewitz since December 2000. Mr. Schall became a director of Holdings in January 2001. Previously, Mr. Schall was President and Chief Executive Officer of Guiltless Gourmet, Inc. from July 1994 through November 2000. From 1987 through June 1994, Mr. Schall served as President of Strategic Marketing Methods, a marketing and sales consulting firm. From 1985 to 1987, Mr. Schall served as Vice President of Sales and Marketing for the Grocery Products Division of Prepared Products Company.

Item 11. Executive Compensation

         The following table sets forth the compensation earned or paid, including deferred compensation of the Chief Executive Officer and the most highly compensated executive officers of Holdings, Enterprises, Millbrook and Manischewitz for services rendered for each of the fiscal years indicated.

         None of Holdings, Enterprises, Millbrook or Manischewitz pays a salary to Mr. Bernstein. Enterprises reimburses P&E Properties, Inc. ("P&E Properties") for personal services, including executive services rendered by certain of its executive officers. Although Mr. Bernstein does not receive any salary from P&E Properties, a portion of these amounts may be deemed indirect compensation to Mr. Bernstein. See "Certain Relationships and Related Transactions - Related Party Transactions" on page 26.

         None of Holdings, Enterprises, Millbrook or Manischewitz pays a salary to Messrs. Grossman or Cohen. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings and Enterprises.

                                                                                    Long-Term
                                                                                  Compensation
                                                  Annual Compensation             ------------
                                                  -------------------             Options/SARs
Name and Principal Position               Year      Salary ($)(1)(2) Bonus ($)        (#)
---------------------------               ----      ----------       ----------   ------------
Holdings and Enterprises

Richard A. Bernstein                      2001      $       --       $       --            --
     Chairman, President and Chief        2000      $       --       $       --            --
     Executive Officer                    1999      $       --       $       --            --

Steven M. Grossman                        2001      $  260,000       $       --            --
     Executive Vice President,            2000      $  243,750       $       --            --
     Chief Financial Officer and          1999      $  225,000       $       --            --
     Treasurer

James A. Cohen                            2001      $  214,500       $       --            --
     Senior Vice President - Legal        2000      $  192,000       $       --            --
     Affairs                              1999      $  160,000       $       --            --

Millbrook

Robert A. Sigel                           2001      $  400,465       $       --            --
     Chief Executive Officer              2000      $  391,619       $       --            --
     and President of Millbrook           1999      $  368,319       $       --            --

Manischewitz

Michael P. Schall                         2001      $   94,231(3)    $       --            --
     Chief Executive Officer
     and President of Manischewitz

(1) These amounts do not include amounts paid on behalf of executive officers under the Companies' benefit plans. Such benefit plans, which are offered to all full-time employees of the Companies include a retirement and profit-sharing plan, medical and dental insurance, disability insurance and life insurance.

(2) Other compensation in the form of perquisites and other personal benefits has been omitted as such benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for each of the named officers for each fiscal year.

(3) Mr. Schall became Chief Executive Officer and President of Manischewitz in November 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table contains, as of March 31, 2001, information regarding the beneficial ownership of the common stock and preferred stock of
Holdings:

         (1) by each person who is known by Holdings to own beneficially more than 5% of the outstanding shares of common stock or preferred stock of Holdings;

         (2)      by each of the directors and executive officers of Holdings;
                  and

         (3) by all directors and executive officers of Holdings as a group.

         Based on information furnished by those owners, we believe that the beneficial owners of the securities listed below have investment and voting power for all the shares of common stock and preferred stock of Holdings shown as being beneficially owned by them. The securities are subject to the voting agreement described under the heading "Certain Relationships and Related Transactions--Voting Agreement" on page 25. Holdings owns 200 shares of the common stock of Enterprises, which represents all of the issued and outstanding capital stock of Enterprises.

                                                                   Number of                   Number of
                                       Number of                   Shares of     Percentage     Shares of   Percentage
                                      Shares of      Percentage     Series A      of Total      Series B     of Total
                                        Common       of Total      Preferred      Shares of    Preferred     Shares of
                                       Stock of      Shares of      Stock of      Series A      Stock of     Series B
                                       Holdings        Common       Holdings      Preferred     Holdings     Preferred
Name of                              Beneficially     Stock of    Beneficially    Stock of    Beneficially   Stock of
Beneficial Owner                         Owned        Holdings       Owned        Holdings       Owned       Holdings
----------------                         -----        --------       -----        --------       -----       --------
Richard A. Bernstein...............     42,500          40.4%        12,500        50.0%         1,000        100.0%
Robert A. Sigel....................      6,600           6.3            250         1.0
James A. Cohen, Esq................      3,610           3.4            150          .6
Steven M. Grossman.................      3,490           3.3            100          .4
Lewis J. Korman....................      3,450           3.3            500         2.0
Ira A. Gomberg.....................      2,850           2.7            250         1.0
Michael P. Schall..................      2,500           2.4             --          --
Hal B. Weiss.......................      1,460           1.4            150          .6
Richard H. Hochman.................      1,200           1.1            500         2.0
Michael A. Pietrangelo.............        360            .3            150          .6
Jenny Morgenthau...................        300            .3            125          .5
All directors and executive
officers as a group (11 persons)...     68,320          65.0%        14,675        58.7%         1,000        100.0%

Name of                                                Address of
Beneficial Owner                                       Beneficial Owner
----------------                                       ----------------
Richard A. Bernstein
James A. Cohen, Esq.
Steven M. Grossman
Lewis J. Korman
Ira A. Gomberg
Hal B. Weiss.........................................  R.A.B. Holdings, Inc.
                                                       444 Madison Avenue, Suite 601
                                                       New York, New York 10022

Robert A. Sigel......................................  Millbrook Distribution Services Inc.
                                                       Route 56
                                                       88 Huntoon Memorial Highway
                                                       Leicester, Massachusetts 01524

Michael P. Schall....................................  The B. Manischewitz Company, LLC
                                                       One Manischewitz Plaza
                                                       Jersey City, New Jersey 07302

Richard H. Hochman...................................  Regent Capital Management Corp.
                                                       505 Park Avenue, 17th Floor
                                                       New York, New York 10022

Michael A. Pietrangelo...............................  Pietrangelo Cook PLC
                                                       International Plaza
                                                       6410 Poplar, Suite 190
                                                       Memphis, Tennessee 38119

Jenny Morgenthau.....................................  The Fresh Air Fund
                                                       633 Third Avenue, 14th Floor
                                                       New York, New York 10017

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

         The voting agreement shall terminate on the earliest of (i) the date a stockholder, and that stockholder's heirs, personal representatives, donees and trustees of any trusts in which that stockholder has an interest, during the stockholder's life or when he or she dies, ceases to own any of the shares of Holdings; (ii) the date on which the common stock of Holdings is listed or admitted to trade on any national securities exchange or is quoted on the NASDAQ system or similar means; and (iii) March 31, 2007.

Related Party Transactions

         At the time of the acquisition of Millbrook by Holdings and the acquisition of Manischewitz by Enterprises, Millbrook and Manischewitz entered into separate arrangements with P&E Properties, an entity of which Mr. Bernstein is the sole shareholder. In these arrangements, Millbrook agreed to pay a quarterly management fee of $100,000 and Millbrook and Manischewitz agreed to reimburse P&E Properties for reasonable services and out-of-pocket and other expenses incurred on Millbrook's and Manischewitz' behalf. These services include among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For the year ended March 31, 2001, P&E Properties was (i) paid $400,000 in management fees by Millbrook; (ii) reimbursed $1,100,000 for reasonable services provided to Millbrook; and (iii) reimbursed approximately $510,000 for reasonable services provided to Manischewitz.

         Enterprises reimburses P&E Properties for personal services, including executive services, rendered by certain of its executive officers. Mr. Bernstein does not receive a salary from P&E Properties. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings, Enterprises, Millbrook and Manischewitz. The reasonable services provided are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided. In addition, in fiscal 2001, Millbrook and Manischewitz reimbursed P&E Properties approximately $111,000 and $12,000, respectively for use of an airplane owned by P&E Properties. When commercial flights were reasonably available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

         In the opinion of management, these methodologies provided a reasonable basis for such allocations. In addition, each of Holdings, Enterprises, Millbrook and Manischewitz believe that the terms of the arrangement with P&E Properties were no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

         At March 31, 2001, Michael P. Schall, the Chief Executive Officer and President of Manischewitz, had an outstanding loan with Holdings in the amount of $62,500 related to the acquisition of his equity interest in Holdings.

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
                           Index to Financial Statements and Schedules are filed
                           as part of this report.
                  2.       The exhibits listed in the accompanying Index to
                           Exhibits are filed as part of this report.
         (b)      Reports on Form 8-K filed in Fourth Quarter of fiscal 2001.
                           None.
         (c)      Index to Exhibits.
                  Exhibit No.       Description of Document
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

                  3.2.1             Certificate of Designation of R.A.B.
                                    Holdings, Inc. for the Series A Preferred
                                    Stock. (incorporated by reference to Exhibit
                                    3.2.1 to the Registrants' Annual Report on
                                    Form 10-K for the fiscal year 2000
                                    (the "2000 Form 10-K")).

                  3.2.2             Certificate of Designation of R.A.B.
                                    Holdings, Inc. for the Series B Preferred
                                    Stock. (incorporated by reference to Exhibit
                                    3.2.2 to the 2000 Form 10-K).

                  3.3               Bylaws of R.A.B. Holdings, Inc.
                                    (incorporated by reference to Exhibit 3.3 to the Registration Statement).

                  3.4               Certificate of Incorporation of R.A.B.
                                    Enterprises, Inc. (incorporated by reference to Exhibit 3.4 to the Registration Statement).

                  Exhibit No.       Description of Document
                  -----------       -----------------------

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

                  Exhibit No.       Description of Document
                  -----------       -----------------------
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

                  10.1.4 Amendment dated as of April 5, 1999 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.4 to the 2000 Form 10-K).

                  10.1.5 Amendment dated as of January 31, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.5 to the 2000 Form 10-K).

                 *10.1.6 Consent and Amendment dated as of April 17, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                 *10.1.7 Amendment dated as of April 24, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                 *10.1.8 Amendment dated as of June 9, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                 *10.1.9 Consent and Amendment dated as of November 1, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998.

                  Exhibit No.       Description of Document
                  -----------       -----------------------

                 *10.1.10           Consent and Amendment dated as of
                                    June 29, 2001 to the Amended and Restated
                                    Credit Agreement, dated as of May 1, 1998.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 12th day of July, 2001.

                                            R.A.B HOLDINGS, INC.


                                            /s/ Richard A. Bernstein
                                            ------------------------------------
                                            Richard A. Bernstein, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard A. Bernstein                   Chairman, President, Chief Executive Officer         July 12, 2001
----------------------------------         and Director
Richard A. Bernstein                            (principal executive officer)


/s/ Steven M. Grossman                     Executive Vice President, Chief Financial            July 12, 2001
----------------------------------         Officer, Treasurer and Director
Steven M. Grossman                              (principal financial and accounting officer)


/s/ Lewis J. Korman                        Vice Chairman and Director                           July 12, 2001
----------------------------------
Lewis J. Korman

/s/ Robert A. Sigel                        Director                                             July 12, 2001
----------------------------------
Robert A. Sigel

/s/ Michael P. Schall                      Director                                             July 12, 2001
----------------------------------
Michael P. Schall

/s/ Richard H. Hochman                     Director                                             July 12, 2001
----------------------------------
Richard H. Hochman

/s/ Jenny Morgenthau                       Director                                             July 12, 2001
----------------------------------
Jenny Morgenthau

/s/ Michael A. Pietrangelo                 Director                                             July 12, 2001
----------------------------------
Michael A. Pietrangelo

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 12th day of July, 2001.

                                            R.A.B ENTERPRISES, INC.


                                            /s/ Richard A. Bernstein
                                            ---------------------------------
                                            Richard A. Bernstein, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard A. Bernstein                   Chairman, President, Chief Executive Officer         July 12, 2001
----------------------------------         and Director
Richard A. Bernstein                            (principal executive officer)


/s/ Steven M. Grossman                     Executive Vice President, Chief Financial            July 12, 2001
----------------------------------         Officer, Treasurer and Director
Steven M. Grossman                              (principal financial and accounting officer)


/s/ Lewis J. Korman                        Vice Chairman and Director                           July 12, 2001
----------------------------------
Lewis J. Korman

/s/ James A. Cohen                         Senior Vice President - Legal Affairs,               July 12, 2001
----------------------------------         Secretary and Director
James A. Cohen

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

No annual report or proxy material has been sent to security holders of each registrant.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



Financial Statements                                                                                                   Page
--------------------                                                                                                   ----

Consolidated Financial Statements of R.A.B. Holdings, Inc. And Subsidiaries and
    R.A.B. Enterprises, Inc. And Subsidiaries
  Independent Auditors' Report.................................................................................         F-2
  Consolidated Balance Sheets as of March 31, 2001 and 2000....................................................         F-3
  Consolidated Statements of Operations for the Years Ended
     March 31, 2001, 2000 and 1999.............................................................................         F-4
  Consolidated Statements of Stockholders' Equity (Holdings) for the Years Ended
     March 31, 2001, 2000 and 1999.............................................................................         F-5
  Consolidated Statements of Stockholder's Equity (Enterprises) for the Years Ended
     March 31, 2001, 2000 and 1999.............................................................................         F-6
  Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2001, 2000 and 1999.............................................................................         F-7
  Notes to Consolidated Financial Statements...................................................................         F-8

  Schedules

    I - Condensed Financial Information of Registrants.........................................................         S-1
   II - Valuation and Qualifying Accounts......................................................................         S-5



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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

June 29, 2001
New York, New York

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)

-----------------------------------------------------------------------------------------------------------------------------------

March 31,                                                                        2001                              2000
------------------------------------------------------------------ --------------------------------  -------------------------------
                                                                      Holdings       Enterprises        Holdings       Enterprises
                                                                   ---------------  ---------------  ---------------  --------------

                                     ASSETS
Current assets:
  Cash                                                                    $ 9,522         $  9,520        $   4,637        $  4,618
  Accounts receivable                                                      53,048           53,048           54,985          54,985
  Inventories                                                              72,555           72,555           65,286          65,286
  Restricted investments                                                    1,629                -            3,145               -
  Other current assets                                                     12,429           14,363            6,142           7,190
                                                                         --------         --------        ---------        --------
    Total current assets                                                  149,183          149,486          134,195         132,079
Noncurrent assets:
  Restricted investments                                                        -                -            1,582               -
  Other assets                                                             12,365           11,455           13,158          12,178
                                                                         --------         --------        ---------        --------
    Total noncurrent assets                                                12,365           11,455           14,740          12,178
Property, plant and equipment, net                                         32,629           32,629           37,199          37,199
Intangibles, net                                                          118,458          118,458          104,259         104,259
                                                                         --------         --------        ---------        --------

    Total assets                                                         $312,635         $312,028        $ 290,393        $285,715
                                                                         ========         ========        =========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                   $  1,866         $  1,866        $   1,946        $  1,946
  Accounts payable                                                         47,090           47,090           50,966          50,966
  Other current liabilities                                                23,917           23,393           26,734          24,101
                                                                         --------         --------        ---------        --------
    Total current liabilities                                              72,873           72,349           79,646          77,013
Noncurrent liabilities:
  Long-term debt                                                          203,107          178,107          168,143         143,143
  Deferred compensation                                                     9,508            9,508            9,319           9,319
  Deferred income taxes                                                     7,954            7,954            9,539           9,539
  Other liabilities                                                         6,537            6,537            4,998           4,998
                                                                         --------         --------        ---------        --------
    Total noncurrent liabilities                                          227,106          202,106          191,999         166,999

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
   24,875 shares of Series A issued and outstanding                        12,344                -           12,344               -
   1,000 shares of Series B issued and outstanding                            500                -              500               -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
   and 200 shares authorized, issued 105,100 shares and
   200 shares                                                                   1                -                1               -
  Additional paid-in capital                                                  436           39,482              428          39,482
  Retained earnings (deficit)                                                 323             (963)           5,317           2,062
  Accumulated other comprehensive (loss) income                              (946)            (946)             159             159
                                                                         --------         --------        ---------        --------
                                                                           12,658           37,573           18,749          41,703
  Less common stock in treasury 2,000 shares and 700 shares                     2                -                1               -
                                                                         --------         --------        ---------        --------
    Total stockholders' equity                                             12,656           37,573           18,748          41,703
                                                                         --------         --------        ---------        --------

Total liabilities and stockholders' equity                               $312,635         $312,028        $ 290,393        $285,715
                                                                         ========         ========        =========        ========





                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------

For the years ended March 31,                                  2001                        2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
                                                       Holdings     Enterprises   Holdings    Enterprises   Holdings    Enterprises
                                                      ---------     -----------   --------    -----------   --------    ------------


Revenues                                               $652,439    $  652,439    $ 580,616    $  580,570     $508,293    $ 508,293

Costs and expenses:
  Cost of sales                                         489,608       489,608      442,442       442,442      384,836      384,836
  Selling                                                59,825        59,825       48,305        48,305       48,115       48,115
  Distribution and warehousing                           59,797        59,797       46,172        46,172       38,767       38,767
  General and administrative                             30,384        30,307       24,646        24,625       23,861       23,861
  Amortization of intangibles                             4,067         4,067        3,086         3,086        2,790        2,790
                                                       --------    ----------    ---------    ----------     --------    ---------

    Total costs and expenses                            643,681       643,604      564,651       564,630      498,369      498,369
                                                       --------    ----------    ---------    ----------     --------    ---------



Operating income                                          8,758         8,835       15,965        15,940        9,924        9,924


Interest expense, net                                    20,357        17,193       18,960        15,888       20,020       14,949
                                                       --------    ----------    ---------    ----------     --------    ---------


(Loss) income before (benefit) provision
  for income taxes                                      (11,599)       (8,358)      (2,995)           52      (10,096)      (5,025)


(Benefit) provision for income taxes                     (3,411)       (2,139)      (1,146)          288       (3,174)      (1,399)
                                                       ---------   ----------    ---------    ----------     --------    ---------


Loss before extraordinary item                           (8,188)       (6,219)      (1,849)         (236)      (6,922)      (3,626)


Extraordinary gain on early extinguishment of debt,
  net of income taxes of $2.1
  million at March 31, 2001 and $8.5 million and
  $3.1 million at March 31, 2000, respectively            3,194         3,194       12,914         4,742            -            -
                                                       --------    ----------    ---------    ----------     --------    ---------


Net (loss) income                                      $ (4,994)   $   (3,025)   $  11,065    $    4,506     $ (6,922)   $  (3,626)
                                                       ========    ==========    =========    ==========     ========    =========



         See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except for share data)

------------------------------------------------------------------------------------------------------------------------------------

For the years ended March 31,                                  2001                        2000                    1999
------------------------------------------------------------------------------------------------------------------------------------
                                                         Shares     Amounts        Shares       Amounts      Shares        Amounts
                                                         ------     -------        ------       -------       ------       ------

Preferred stock, $500 par value, 100,000
 shares authorized:
  Series A:
   Balance at beginning of period                         24,875    $ 12,344         20,000      $ 9,906       20,000      $ 9,906
   Issuance of stock                                           -           -          4,875        2,438            -            -
                                                        --------   ---------      ---------      -------      -------      -------
   Balance at end of period                               24,875      12,344         24,875       12,344       20,000        9,906
                                                        --------   ---------      ---------      -------      -------      -------
  Series B:
   Balance at beginning of period                          1,000         500              -            -            -            -
   Issuance of stock                                           -           -          1,000          500            -            -
                                                        --------   ---------      ---------      -------      -------      -------
   Balance at end of period                                1,000         500          1,000          500            -            -
                                                        --------   ---------      ---------      -------      -------      -------

Common stock, $.01 par value, 1,000,000
 shares authorized:
   Balance at beginning of period                        105,100           1        104,100            1      100,000            1
   Issuance of stock                                           -           -          1,000            -        4,100            -
                                                        --------   ---------      ---------      -------      -------      -------
   Total                                                 105,100           1        105,100            1      104,100            1
                                                        --------   ---------      ---------      -------      -------      -------
   Treasury shares at beginning of period                   (700)         (1)                                  (1,600)          (2)
   Purchase of treasury shares                            (5,900)         (6)          (900)          (1)      (2,800)          (4)
   Issuance of stock                                       4,600           5            200            -        4,400            6
                                                        --------   ---------      ---------      -------      -------      -------
   Treasury shares at end of period                       (2,000)         (2)          (700)          (1)           0            -
                                                        --------   ---------      ---------      -------      -------      -------
   Balance at end of period                              103,100          (1)       104,400            -      104,100            1
                                                        --------   ---------      ---------      -------      -------      -------

Additional paid-in capital:
   Balance at beginning of period                                        428                         332                        98
   Issuance of treasury shares and common stock                            8                          96                       234
                                                                   ---------                     -------                   -------
   Balance at end of period                                              436                         428                       332
                                                                   ---------                     -------                   -------

Retained earnings (deficit):
   Balance at beginning of period                                      5,317                      (5,748)                    1,174
   Net (loss) income                                                  (4,994)                     11,065                    (6,922)
                                                                   ---------                     -------                   -------
   Balance at end of period                                              323                       5,317                    (5,748)
                                                                   ---------                     -------                   -------

Other comprehensive (loss) income:
   Unrealized gain on securities
    available-for-sale                                                   196                         159                       214
   Minimum pension liability adjustment                               (1,142)                          -                       (74)
                                                                   ---------                     -------                   -------
   Other comprehensive income                                           (946)                        159                       140
                                                                   ---------                     -------                   -------

Total stockholders' equity                                         $  12,656                     $18,748                   $ 4,631
                                                                   =========                     =======                   =======

                 See notes to Consolidated Financial Statements

R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands except for share data)

------------------------------------------------------------------------------------------------------------------------------------


For the years ended March 31,                           2001                        2000                            1999
------------------------------------------------------------------------------------------------------------------------------------
                                             Shares           Amounts        Shares         Amounts           Shares       Amounts
                                             ------           -------        ------         -------           ------       -------

Common stock, $1.00 par value, 200
 shares authorized:
     Balance at beginning of period            200             $      -        200          $     -             200        $      -
     Issuance of stock                           -                    -          -                -               -               -
                                               ---              -------        ---          -------             ---        --------
     Balance at end of period                  200                    -        200                -             200               -
                                               ---              -------       ----          -------             ---        --------

Additional paid-in capital:
     Balance at beginning of period                              39,482                      39,482                          10,100
     Equity investment from Holdings                                  -                           -                          29,382
                                                                -------                     -------                        --------
     Balance at end of period                                    39,482                      39,482                          39,482
                                                                -------                     -------                        --------

Retained earnings (deficit):
     Balance at beginning of period                               2,062                      (2,444)                          1,182
     Net (loss) income                                           (3,025)                      4,506                          (3,626)
                                                                -------                     -------                        --------
     Balance at end of period                                      (963)                      2,062                          (2,444)
                                                                -------                     -------                        --------

Other comprehensive (loss) income:
     Unrealized gain on securities
        available-for-sale                                          196                         159                             214
     Minimum pension liability adjustment                        (1,142)                          -                             (74)
                                                                -------                     -------                        --------
     Other comprehensive income                                    (946)                        159                             140
                                                                -------                     -------                        --------

Total stockholder's equity                                      $37,573                     $41,703                        $ 37,178
                                                                =======                     =======                        ========




     See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------

For the years ended March 31,                              2001                          2000                             1999
------------------------------------------------------------------------------------------------------------------------------------
                                                  Holdings     Enterprises     Holdings     Enterprises     Holdings    Enterprises
                                                  --------     -----------     --------     -----------     --------    -----------
Cash flows from operating activities:
 Net  (loss) income                             $ (4,994)      $ (3,025)     $ 11,065        $ 4,506      $ (6,922)     $ (3,626)
 Adjustments to reconcile net (loss)
  income to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                   6,955          6,849         6,651          6,522         7,027         6,758
   Amortization of intangibles                     4,067          4,067         3,086          3,086         2,790         2,790
   Loss on impairment of assets
    held for sale                                    370            370             -              -             -             -
   Extraordinary gain on early
    extinguishment of debt,
    net of income taxes                           (3,194)        (3,194)      (12,914)        (4,742)            -             -
   Loss (gain) on disposition of equipment            74             74            57             57           (82)          (82)
   Deferred income taxes                          (1,000)          (800)        3,810          2,035        (2,388)         (613)
Changes in assets and liabilities:
   Accounts receivable                             8,544          8,544        (1,996)        (1,996)       (8,461)       (8,461)
   Inventories                                    (1,467)        (1,467)        3,779          3,779       (13,750)      (13,750)
   Other current assets                             (789)        (3,190)        2,822          1,757        (2,989)       (2,869)
   Accounts payable                              (11,754)       (11,754)       (5,947)        (5,947)       23,378        23,378
   Other current liabilities                      (6,021)        (4,668)       (1,098)        (1,030)        6,786         4,087
   Other assets and liabilities                   (4,865)        (2,606)      (10,599)        (4,790)       (2,398)       (1,378)
                                                --------       --------      --------       --------      --------       -------

Net cash (used in) provided
 by operating activities                         (14,074)       (10,800)       (1,284)         3,237         2,991         6,234
                                                --------       --------      --------       --------      --------       -------

Cash flows from investing activities:
 Purchase of Miller Buckeye
  Biscuit Company, Inc.,
  net of cash acquired                           (17,591)       (17,591)            -              -             -             -
 Purchase of Guiltless Gourmet, Inc.              (4,894)        (4,894)            -              -             -             -
 Purchase of I. Epstein & Sons, Inc.                   -              -       (14,986)       (14,986)            -             -
 Purchase of The B. Manischewitz
  Company, LLC, net of cash acquired                   -              -             -              -      (126,155)     (126,155)
 Acquisitions of plant and equipment              (2,682)        (2,682)       (3,373)        (3,373)       (3,419)       (3,419)
 Proceeds from disposition of equipment              154            154            38             38           233           233
                                                --------       --------      --------       --------      --------       -------

Net cash used in investing activities            (25,013)       (25,013)      (18,321)       (18,321)     (129,341)     (129,341)
                                                --------       --------      --------       --------      --------       -------

Cash flows from financing activities:
 Proceeds from issuance and (repurchase of)
  long-term debt                                 (12,979)       (12,979)      (21,016)       (12,266)      168,000       120,000
 Payment of debt issuance costs                        -              -             -              -        (6,489)       (4,759)
 Funding of interest escrow account                    -              -             -              -       (16,991)            -
 Payment from interest escrow account              3,250              -        10,247              -         3,120             -
 Borrowings (repayments) under Credit Agreement   53,694         53,694        29,890         29,890       (22,061)      (22,061)
 Proceeds from the issuance of preferred stock         -              -         3,000              -             -             -
 Proceeds from issuance and
   repurchase of common stock                          7              -            33              -           236             -
 Equity investment from Holdings                       -              -             -              -             -        29,382
                                                --------       --------      --------       --------      --------       -------

Net cash provided by financing activities         43,972         40,715        22,154         17,624       125,815       122,562
                                                --------       --------      --------       --------      --------       -------

Net increase (decrease) in cash                    4,885          4,902         2,549          2,540          (535)         (545)

Cash, beginning of year                            4,637          4,618         2,088          2,078         2,623         2,623
                                                --------       --------      --------       --------      --------       -------

Cash, end of year                               $  9,522       $  9,520      $  4,637       $  4,618      $  2,088       $ 2,078
                                                ========       ========      ========       ========      ========       =======

Supplemental disclosures of cash
 flow information:
 Cash paid during the year for:
  Interest                                      $ 18,907       $ 15,657      $ 19,504       $ 14,950      $ 11,229       $ 8,109
  Income taxes                                  $  4,382          $ 512      $  1,073       $    196         $ 828         $ 828

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

         Fiscal Year - The Companies' fiscal years end on March 31.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. At March 31, 2001 and 2000, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $1,668,000 and $999,000, respectively. For the year ended March 31, 2000, the liquidation of certain LIFO layers decreased costs of products sold by approximately $250,000.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.   Summary Of Significant Accounting Policies (Continued)

         Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

              Buildings and improvements.....................   5- 35 years
              Machinery and equipment........................   2- 15 years
              Rolling stock..................................   3- 8  years

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

         Comprehensive (Loss) Income - For the years ended March 31, 2001, 2000 and 1999, Holdings' and Enterprises' comprehensive (loss) income was ($6,099,000) and ($4,130,000), respectively, $11,084,000 and $4,525,000 respectively, and ($6,782,000) and ($3,486,000), respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



1.   Summary Of Significant Accounting Policies (Continued)

         Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Companies adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 has not had a material impact on the Companies' financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices.

         Emerging Issues Task Force ("EITF") Issue No. 00-25 was finalized and is effective for fiscal years beginning after December 15, 2001. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. The Company will adopt EITF No. 00-25 when it becomes effective. The adoption of EITF No. 00-25 will not have a material impact on the Companies' overall trends in results of operations.

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

         The pro forma consolidated historical results, as if the Manischewitz business had been acquired at the beginning of each of the periods presented, are as follows (in thousands):


         For the year ended March 31,                            1999
         ----------------------------                    -----------------------
                                                         Holdings    Enterprises
                                                         --------    -----------

         Revenues                                        $512,730     $512,730

         Net Loss                                        $ (7,772)    $ (4,176)


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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Formation And Acquisition (Continued)

         On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye") for a purchase price of approximately $17.6 million, including transaction costs. Miller Buckeye was a distributor of specialty foods, cookies, crackers and snacks to retail grocery and other retail establishments in Ohio, Pennsylvania, West Virginia and Western New York.

         The acquisition of Miller Buckeye was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Miller Buckeye based upon their fair values at the date of acquisition. The fair value of the assets acquired (approximately $29 million) and liabilities assumed (approximately $11 million) were based upon third party appraisals and other valuation analyses. The purchase price exceeded the fair value of the net assets acquired by approximately $14 million which is being amortized over 20 years. The consolidated statements of operations include the operating results of Miller Buckeye since its date of acquisition. Pro forma historical operating results have not been included as the impact of the acquisition was not considered significant on a consolidated basis.

         The liabilities assumed in the Epstein and Miller Buckeye acquisitions include a $1.7 million provision for minor restructurings of their respective operations as a result of these acquisitions. These liabilities are principally comprised of a portion of future lease payments. As of March 31, 2001 and 2000, the balance of this provision of approximately $1.3 million and $900,000 respectively, has been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets.

         On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless Gourmet, Inc. ("Guiltless") for a purchase price of approximate $4.9 million, including transaction costs. Guiltless owned the second largest selling national brand and was a leader in the development of baked tortilla chips.

         The acquisition of Guiltless was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of Guiltless based upon their fair values at the date of acquisition. The fair value of the assets acquired and liabilities assumed (approximately $5 million) were based upon third party appraisals and other valuation analyses. The purchase price exceeded the fair value of the net assets acquired by approximately $4 million which is being amortized over 25 years. The consolidated statements of operations include the operating results of Guiltless since its date of acquisition. Pro forma historical operating results have not been included as the impact of the acquisition was not considered significant on a consolidated basis.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.   Accounts Receivable

         Accounts receivable for Holdings and Enterprises consisted of the following (in thousands):

         March 31,                                            2001        2000
         ---------                                         ---------   ---------
         Accounts receivable.............................  $ 57,423    $ 59,236
         Allowance for doubtful accounts.................    (4,375)     (4,251)
                                                           --------    --------
                                                           $ 53,048    $ 54,985
                                                           ========    ========
4.   Inventories

         Inventories for Holdings and Enterprises consisted of the following (in thousands):

         March 31,                                            2001        2000
         ---------                                         ---------   ---------
         Raw materials...................................  $  1,730    $  1,815
         Finished goods..................................    70,825      63,471
                                                           --------    --------
                                                           $ 72,555    $ 65,286
                                                           ========    ========

5.   Other Current Assets

         During the year ended March 31, 2001, Millbrook realigned certain of its distribution operations which resulted in the closure of its Ozark, Alabama facility. The carrying amount of this asset was reduced by $370,000 to its estimated net realizable value and is classified as a component of Other Current Assets on the Companies' balance sheets.

6.   Property, Plant & Equipment

         Property, plant and equipment for Holdings and Enterprises consisted of the following (in thousands):

         March 31,                                            2001        2000
         ---------                                         ---------   ---------
         Land............................................  $  2,673    $  2,929
         Buildings and improvements......................    15,067      17,364
         Machinery and equipment.........................    30,116      28,803
         Rolling stock...................................     2,886       3,296
         Work in progress................................       445           -
                                                           --------    --------
                                                             51,187      52,392
         Less accumulated depreciation and amortization..    18,558      15,193
                                                           --------    --------
                                                           $ 32,629    $ 37,199
                                                           ========    ========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.   Intangibles

         Intangibles for Holdings and Enterprises consisted of the following (in thousands):

         March 31,                                            2001        2000
         ---------                                         ---------   ---------
         Trademarks and trade names......................  $  42,000  $  42,000
         Distributorship and trademark license
          agreements.....................................      4,400      4,400
         Excess of cost over net assets acquired.........     82,001     63,735
                                                           ---------  ---------
                                                             128,401    110,135
         Less accumulated amortization...................      9,943      5,876
                                                           ---------  ---------
                                                           $ 118,458  $ 104,259
                                                           =========  =========
8.   Other Current Liabilities

         Other current liabilities for Holdings and Enterprises consisted of the following (in thousands):

         March 31,                                         2001                          2000
         ---------                               ------------------------      -------------------------
                                                  Holdings    Enterprises      Holdings      Enterprises
                                                 ---------    -----------      ---------     -----------
         Accrued compensation and
              fringe benefits..................  $  11,534     $  11,534       $  11,358      $  11,358
         Accrued interest......................      5,478         4,133           6,116          4,747
         Accrued liabilities...................      6,905         7,726           9,260          7,996
                                                 ---------     ---------       ---------      ---------
                                                 $  23,917     $  23,393       $  26,734      $  24,101
                                                 =========     =========       =========      =========

9.   Long-term Debt

         Long-term debt for Holdings and Enterprises consisted of the following (in thousands):

         March 31,                                         2001                          2000
         ---------                               ------------------------      -------------------------
                                                  Holdings    Enterprises      Holdings      Enterprises
                                                 ---------    -----------      --------      -----------
         10.5% Notes due 2005..................  $  80,340     $  80,340      $  99,150       $  99,150
         13% Notes due 2008....................     25,000             -         25,000               -
         Revolving credit facility.............     95,000        95,000         39,000          39,000
         Term loan.............................      4,633         4,633          6,939           6,939
                                                 ---------     ---------      ---------       ---------
                                                   204,973       179,973        170,089         145,089
         Less current maturities...............      1,866         1,866          1,946           1,946
                                                 ---------     ---------      ---------       ---------
                                                 $ 203,107     $ 178,107      $ 168,143       $ 143,143
                                                 =========     =========      =========       =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.   Long-term Debt (Continued)

         Millbrook and Manischewitz have a credit agreement with a group of commercial lending institutions providing for a credit facility in the aggregate amount of $109.6 million consisting of revolving credit loans up to $105 million and an amortizing term loan of $4.6 million (the "Credit Agreement"). Borrowings under this long-term facility, which expires March 31, 2003, are supported by specified assets in accordance with a borrowing base formula, as defined in the Credit Agreement. Additionally, the Credit Agreement requires the maintenance of a minimum level of cash flow, as defined and imposes restrictions on investments, capital expenditures, cash dividends, management fees and advances to the parent and other indebtedness. At March 31, 2001, substantially all of the assets of Enterprises' subsidiaries are unavailable for dividends. At March 31, 2001, Millbrook and Manischewitz had available, under the Credit Agreement, unused borrowing capacity of approximately $2.2 million, net of outstanding letters of credit of approximately $2.6 million. The Credit Agreement is secured by Millbrook's and Manischewitz' accounts receivable and inventories and Enterprises' pledge of Millbrook's stock.

         Borrowings under the Credit Agreement bear interest at either the London interbank offered ("LIBO") rate plus a margin or the bank's alternate base rate plus a margin (up to 3.25%). The margin, which ranged from 1.50% to 2.25% during the year ended March 31, 2001, is based upon availability pursuant to the borrowing base calculation. At March 31, 2001 and 2000, borrowings under the LIBO option were $99,633,000 and $45,939,000, respectively. At March 31, 2001, the interest rate on the outstanding LIBO loans ranged from 6.96% to 7.35%. In addition, Millbrook had a three-year interest rate protection agreement that effectively capped rates on a notional principal amount up to $50 million of borrowings at a LIBO rate of 7.625% through April 30, 2000 as required by the Credit Agreement to manage interest rate exposure to market fluctuations. The Companies (i) do not engage in derivative activity for trading or speculative purposes; (ii) periodically evaluate the financial position of the counterparty; and (iii) do not expect non-performance by the counterparty. At March 31, 2001, Millbrook's and Manischewitz' outstanding debt under the Credit Agreement approximates fair value. At March 31, 2001 and 2000, the fair value of Holdings' 13% Notes was $15.0 million and $12.5 million, respectively. At March 31, 2000 and 2001, the fair value of Enterprises' 10.5% Notes was $56.2 million and $67.4 million, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



9.   Long-term Debt (Continued)

         During the years ended March 31, 2001 and 2000, Enterprises repurchased approximately $18.8 million and $20.9 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million and $4.7 million, net of income taxes of approximately $2.1 million and $3.1 million, respectively. In addition, the stockholders of Holdings purchased $3.0 million of additional preferred stock to partially fund Holdings' repurchase of $23.0 million of its outstanding 13% Notes resulting in a gain of approximately $8.2 million, net of income taxes of approximately $5.4 million. These transactions were recorded as extraordinary items.

         Future maturities of long-term debt at March 31, 2001 were as follows (in thousands):

                                                       Holdings      Enterprises
                                                      ---------      -----------
         2002......................................   $   1,866       $   1,866
         2003......................................      97,767          97,767
         2004......................................           -               -
         2005......................................           -               -
         2006......................................      80,340          80,340
         Thereafter................................      25,000               -
                                                      ---------       ---------
                                                      $ 204,973       $ 179,973
                                                      =========       =========

10.  Stockholders' Equity

         In conjunction with its acquisition of Millbrook in 1997, Holdings sold 20,000 shares of Series A Preferred Stock at $500 per share and 100,000 shares of Common Stock at $1.00 per share. During the year ended March 31, 2000, Holdings sold an additional 5,000 shares of Series A Preferred Stock at $500 per share and 1,000 shares of Series B Preferred Stock at $500 per share.

         The holders of the Series A and B Preferred Stock are entitled to cumulative preferential cash dividends of $50 per year (10%), per share. At March 31, 2001, the amount of accumulated unpaid dividends per share on the Series A Preferred Stock was $200 for shares issued in 1997 and $100 for each of the Series A and B Preferred Stock issued in 1999. Unless all accumulated and unpaid dividends on the Series A and B Preferred Stock are paid, no dividends shall be declared or paid on Holdings' Common Stock. The Series A and B Preferred Stock are each subject to an optional redemption by Holdings at any time, in whole or in part, at the redemption price per share of $500 plus an amount equal to all accumulated and unpaid dividends.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.  Commitments And Contingencies

     Leases

         The Companies lease certain facilities, machinery and vehicles under various non-cancelable capital and operating lease agreements. The Companies are required to pay property taxes, insurance and normal maintenance costs for certain of their facilities. Future minimum lease payments required under such leases in effect at March 31, 2001 were as follows (in thousands):

                                                     Capital Lease     Operating
                                                      Obligations        Leases
                                                     -------------     ---------
         2002......................................     $  88          $  5,488
         2003......................................        84             4,710
         2004......................................        73             3,614
         2005......................................        16             3,179
         2006......................................         -             2,961
         Thereafter................................         -             3,372
                                                        -----          --------
         Future minimum lease payments.............     $ 261          $ 23,324
                                                                       ========
         Less: Interest and executory costs........        41
                                                        -----
         Total capital lease obligations...........     $ 220
                                                        =====

         Capital lease obligations have been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets. Interest rates on capital lease obligations vary from 9.0% to 13.3%. The net carrying amount of assets under capital leases at March 31, 2001 were approximately $288,000.

         Total rent expense for all operating leases was $8.9 million, $5.7 million and $4.9 million for the years ended March 31, 2001, 2000, and 1999, respectively.

     Commitments

         At March 31, 2001 and 2000, Manischewitz had approximately $0.9 million and $1.2 million, respectively, of purchase commitments with certain vendors.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




12.  Income Taxes

         The provision (benefit) for income taxes consisted of the following (in thousands):


     March 31,                                  2001                   2000                   1999
     ---------                           ---------------------  ---------------------  ---------------------
                                         Holdings  Enterprises  Holdings  Enterprises  Holdings  Enterprises
                                         --------  -----------  --------  -----------  --------  -----------
     Currently (receivable) payable:
        Federal......................   $ (2,041)  $   (995)    $ (4,329)  $ (1,564)   $   (671)   $   (671)
        State........................       (370)      (344)        (627)      (183)       (115)       (115)
                                        --------   --------     --------   --------    --------    --------
                                          (2,411)    (1,339)      (4,956)    (1,747)       (786)       (786)
                                        --------   --------     --------   --------    --------    --------
     Deferred (benefit) liability:
        Federal......................   $   (658)  $   (658)    $  3,759   $  1,984    $ (2,582)       (807)
        State........................       (342)      (142)          51         51         194         194
                                        --------   --------     --------   --------    --------    --------
                                          (1,000)      (800)       3,810      2,035      (2,388)       (613)
                                        --------   --------     --------   --------    --------    --------
                                        $ (3,411)  $ (2,139)    $ (1,146)  $    288    $ (3,174)   $ (1,399)
                                        ========   ========     ========   ========    ========    ========

         A reconciliation of the statutory United States Federal income tax rate to the Companies effective income tax (benefit) rates follows:

     For the years ended March 31,              2001                   2000                   1999
     -----------------------------       ---------------------  ---------------------  ---------------------
                                         Holdings  Enterprises  Holdings  Enterprises  Holdings  Enterprises
                                         --------  -----------  --------  -----------  --------  -----------
     Statutory rate..................     (35.0%)    (35.0%)     (35.0%)      35.0%     (35.0%)    (35.0%)
     State income taxes, net of
          Federal benefit............      (4.0)      (3.8)       (2.6)      116.6         .5        1.0
     Nondeductible amortization of
          intangibles................       4.6        6.3        16.4       945.0        4.5        9.0
     Change in valuation allowances..         -          -       (23.3)     (657.7)         -          -
     Other...........................       5.0        6.9         6.2       115.3       (1.4)      (2.8)
                                          -----      -----       -----       -----      -----      -----
                                          (29.4%)    (25.6%)     (38.3%)     554.2%     (31.4%)    (27.8%)
                                          =====      =====       =====       =====      =====      =====


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.  Income Taxes (Continued)

         The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):


                                                                                          2000
                                                                     2001            ------------
                                                             ----------------------  Holdings and
     March 31,                                                Holdings  Enterprises   Enterprises
     ---------                                               ---------  -----------  ------------
     Deferred Tax Assets:
       Accounts receivable, principally due to
         allowances for doubtful accounts...........         $  1,785   $  1,785       $  1,701
       Deferred compensation........................            4,066      4,066          3,982
       Net operating loss carryforwards.............              200          -              -
       Liability accruals...........................            4,535      4,535          4,049
       Other, net...................................            1,193      1,193            682

     Deferred Tax Liabilities:
       Inventories, principally due to
         acquisition basis differences and
         financial statement allowances.............           (4,228)    (4,228)        (4,886)
       Property, plant & equipment, principally
         due to basis differences...................           (5,351)    (5,351)        (5,979)
       Identified intangibles, due to
         basis differences..........................           (9,269)    (9,269)        (9,135)
                                                             --------   --------       --------
       Net deferred tax liabilities.................         $ (7,069)  $ (7,269)      $ (9,586)
                                                             ========   ========       ========

         At March 31, 2001, Holdings and Enterprises had no consolidated net operating loss carryforwards for Federal income tax purposes as the operating loss for the year was offset by the Federal carryback available. For state income tax purposes, Holdings had a $200,000 consolidated net operating loss carryforward and Enterprises had no consolidated net operating loss carryforward as of March 31, 2001.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



13.  Employee Benefit Plans

     Retirement and Savings Plan

         The Companies have a retirement and savings plan ("401(k) Plan") covering substantially all of their employees. The 401(k) Plan provides for matching contributions by the Companies. In addition, the Companies may make annual discretionary contributions to employee accounts based, in part, on the Companies' financial performance. For each of the years ended March 31, 2001, 2000 and 1999, the Companies' provided approximately $2.0 million, $1.8 million and $1.8 million, respectively, for matching and discretionary contributions.

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

         In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies is included in Other Assets. At March 31, 2001, future payment obligations, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement were approximately $472,000, $683,000, $709,000, $769,000 and $913,000 for the years ending March 31, 2002, 2003, 2004, 2005 and 2006, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



13.  Employee Benefit Plans (Continued)

     Pension Plan and Other Postretirement Benefits

         An analysis of Manischewitz' pension plan and accumulated benefit obligation for its postretirement health plan follows (in thousands):

     For the period ended March 31,                           2001                         2000
     ------------------------------                           ----                         ----
                                                                  Other Post-                   Other Post-
                                                        Pension    Retirement      Pension      Retirement
                                                       Benefits     Benefits      Benefits       Benefits
                                                       --------   -----------     --------      -----------
     Change in benefit obligation
     Benefit obligation at beginning of period......   $ 12,152    $  1,608      $ 13,481       $  1,697
     Service cost...................................        126          24           157             21
     Interest cost..................................        909         140           876            112
     Actuarial (gain) loss..........................        601         325        (1,224)          (134)
     Benefits paid..................................       (960)       (108)       (1,138)           (88)
                                                       --------    --------      --------       --------
     Benefit obligation at end of period............     12,828       1,989        12,152          1,608
                                                       --------    --------      --------       --------
     Change in plan assets
     Fair value of plan assets at beginning
       of period....................................     13,145           -        11,391              -
     Actual return on plan assets...................     (2,387)          -         1,893              -
     Employer contributions.........................      1,005         108         1,000             88
     Benefits paid..................................       (960)       (108)       (1,138)           (88)
                                                       --------    --------      --------       --------
     Fair value of plan assets at end of period.....     10,803           -        13,145              -
                                                       --------    --------      --------       --------

     Funded status..................................     (2,025)     (1,989)          993         (1,608)
     Unrecognized actuarial (gain) loss.............      1,926         226        (2,097)           (99)
                                                       --------    --------      --------       --------
     Net amount recognized..........................   $    (99)   $ (1,763)     $ (1,104)      $ (1,707)
                                                       ========    ========      ========       ========

     Amount recognized in the statement
      of financial position consists of:
     Accrued benefit liability......................   $ (1,989)   $ (1,763)     $ (1,104)      $ (1,707)
     Accumulated other comprehensive income.........      1,890           -             -              -
                                                       --------    --------      --------       --------
     Net amount recognized..........................   $    (99)   $ (1,763)     $ (1,104)      $ (1,707)
                                                       ========    ========      ========       ========

     Weighted-average assumptions:
     Discount rate..................................       7.25%       7.25%         7.75%          7.75%
     Expected return on assets......................       7.50%          -          7.50%             -
     Rate of compensation increase..................       4.00%          -          4.00%             -

         For measurement purposes, a 7.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease by one quarter of 1% per year to 5% in 2010 and remain at that level thereafter.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.  Employee Benefit Plans (Continued)

     For the period ended March 31,                            2001                        2000
     ------------------------------                            ----                        ----
                                                                   Other Post-                 Other Post-
                                                       Pension     Retirement        Pension   Retirement
                                                       Benefits     Benefits        Benefits    Benefits
                                                       --------    -----------      --------   -----------
     Components of net periodic benefit cost
     Service cost..................................     $  126        $  24         $  157       $  21
     Interest cost.................................        909          140            876         112
     Expected return on assets.....................       (975)           -           (845)          -
     Recognized net actuarial gain.................        (59)           -              -           -
                                                        ------        -----         ------       -----
     Net periodic pension cost.....................     $    1        $ 164         $  188       $ 133
                                                        ======        =====         ======       =====

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $12,828,000, $12,792,000 and $10,803,000, respectively, as of the end of the period, and $12,152,000, $12,139,000 and $13,145,000, respectively, as of the beginning of the period.

         Manischewitz provides health benefits to eligible retired employees under its postretirement health care plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                     1-Percentage-Point
                                                                    -------------------
                                                                    Increase   Decrease
                                                                    --------   --------
                                                                       (In thousands)
     Effect on total of service and interest cost components.......  $  17     $  (14)
     Effect on postretirement benefit obligation...................  $ 174     $ (150)


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



14.  Related Party Transactions

         Concurrent with Millbrook's acquisition by Holdings, Millbrook entered into an arrangement with an entity owned by the controlling shareholder of Holdings whereby Millbrook agreed (i) to pay a quarterly management fee of $100,000; and (ii) to reimburse the entity for reasonable services provided and out-of-pocket and other expenses incurred on its behalf. Concurrent with Manischewitz' acquisition by Enterprises, Manischewitz entered into an arrangement with the entity owned by the controlling shareholder of Holdings whereby Manischewitz agreed to reimburse the entity for reasonable services provided and out-of-pocket and other expenses incurred on its behalf. The services provided under both arrangements include, among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For each of the years ended March 31, 2001, 2000 and 1999, Millbrook paid $400,000 for management fees and $1,100,000, $875,000 and $800,000 respectively, for reasonable services provided by this entity pursuant to its aforementioned arrangement. For the years ended March 31, 2001 and 2000 and the period ended March 31, 1999, Manischewitz paid approximately $510,000, $428,000 and $150,000, respectively, for reasonable services provided by this entity pursuant to its aforementioned arrangement. The reasonable services provided under each of these arrangements are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided.

         In addition, during the years ended March 31, 2001 and 2000, Millbrook reimbursed the aforementioned entity approximately $111,000 and $97,000, respectively, and Manischewitz reimbursed the aforementioned entity approximately $12,000 and $16,000, respectively, for use of its airplane. When commercial flights were available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

         In the opinion of management, these methodologies provided a reasonable basis for such allocations. In addition, the Companies believe that the terms of the arrangement with this entity were no less favorable than could have been obtained from unaffiliated third parties on an arm's length basis.

15.  Segment Reporting

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



15.  Segment Reporting (Continued)

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


     For the years ended March 31,                      2001                         2000                         1999
     -----------------------------          ---------------------------  ---------------------------  ---------------------------
      (in thousands)                          Holdings      Enterprises    Holdings      Enterprises    Holdings      Enterprises
                                            ------------   ------------  ------------   ------------  ------------   ------------
     Revenues
      Millbrook........................      $ 607,096      $ 607,096     $ 537,872      $ 537,872     $ 464,785      $ 464,785
      Manischewitz.....................         57,695         57,695        50,321         50,321        46,549         46,549
                                             ---------      ---------     ---------      ---------     ---------      ---------
        Total segment revenues.........        664,791        664,791       588,193        588,193       511,334        511,334
      Corporate items, principally
        the elimination of
        intercompany sales.............        (12,352)       (12,352)       (7,577)        (7,623)       (3,041)        (3,041)
                                             ---------      ---------     ---------      ---------     ---------      ---------
                                             $ 652,439      $ 652,439     $ 580,616      $ 580,570     $ 508,293      $ 508,293
                                             =========      =========     =========      =========     =========      =========

     Operating income
      Millbrook........................      $  12,478      $  12,478     $  15,009      $  15,009     $   7,985      $   7,985
      Manischewitz.....................          9,623          9,623        11,666         11,666        12,520         12,520
                                             ---------      ---------     ---------      ---------     ---------      ---------
        Total segment operating
          income.......................         22,101         22,101        26,675         26,675        20,505         20,505
      Corporate items and
        eliminations...................        (13,343)       (13,266)      (10,710)       (10,735)      (10,581)       (10,581)
                                             ---------      ---------     ---------      ---------     ---------      ---------
                                             $   8,758      $   8,835     $  15,965      $  15,940     $   9,924      $   9,924
                                             =========      =========     =========      =========     =========      =========

     Identifiable assets
      Millbrook........................      $ 141,271      $ 141,271     $ 133,072      $ 133,072     $ 126,719      $ 126,719
      Manischewitz.....................         49,532         49,532        49,199         49,199        47,324         47,324
                                             ---------      ---------     ---------      ---------     ---------      ---------
        Total segment assets...........        190,803        190,803       182,271        182,271       174,043        174,043
      Corporate items, principally
        intangibles not allocated
        to segments....................        121,832        121,225       108,122        103,444       123,949        105,795
                                             ---------      ---------     ---------      ---------     ---------      ---------
                                             $ 312,635      $ 312,028     $ 290,393      $ 285,715     $ 297,992      $ 279,838
                                             =========      =========     =========      =========     =========      =========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)



16.  Significant Customers

         For the years ended March 31, 2001 and 2000, combined revenues from the Companies' two largest customers, Ames Department Stores and Shaw's Supermarkets, represented approximately 26.1% and 28.9% of total revenues.

17.  Quarterly Financial Data (Unaudited)

     For the three months ended                                           Fiscal 2001
     ----------------------------------     ------------------------------------------------------------------------
     (in thousands)                           June 30,          September 30,       December 31,          March 31,
                                            ------------        ------------        ------------        ------------
     Holdings
      Revenues .........................    $    157,334        $    154,646        $    172,579        $    167,880
      Gross profit .....................          38,314              37,343              40,700              46,474
      Operating income (loss) ..........             423                (413)              1,771               6,977
      Net income (loss)(1) .............             387              (3,318)             (2,218)                155

     Enterprises
      Revenues .........................         157,334             154,646             172,579             167,880
      Gross Profit .....................          38,314              37,343              40,700              46,474
      Operating income (loss) ..........             426                (409)              1,797               7,021
      Net income (loss)(1) .............             861              (2,861)             (1,707)                682

     For the three months ended                                           Fiscal 2000
     ----------------------------------     ------------------------------------------------------------------------
     (in thousands)                           June 30,          September 30,       December 31,          March 31,
                                            ------------        ------------        ------------        ------------
     Holdings
      Revenues .........................    $    125,571        $    144,536        $    145,852        $    164,657
      Gross profit .....................          27,993              31,541              32,797              45,843
      Operating income (loss) ..........             136               1,498               2,242              12,089
      Net income (loss)(2) .............           8,329                (310)             (1,670)              4,716

     Enterprises
      Revenues .........................         125,525             144,536             145,852             164,657
      Gross Profit .....................          27,947              31,541              32,797              45,843
      Operating income (loss) ..........              93               1,501               2,255              12,091
      Net income (loss)(2) .............             613                 149              (1,200)              4,944

(1) Net income for the three months ended June 30, 2000 includes an after-tax extraordinary gain of $2.1 million on the early extinguishment of debt.

(2) Net income for the three months ended June 30, 1999 includes an after-tax extraordinary gain of $7.4 million at Holdings and $2.1 million at Enterprises on the early extinguishment of debt. Net income
         (loss) for the three months ended September 30, 1999 includes an after-tax extraordinary gain of $1.1 million on the early extinguishment of debt.

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY


BALANCE SHEETS
(In thousands except for share and per share data)
---------------------------------------------------------------------------------------------------------------------------------

March 31,                                                                        2001                           2000
-------------------------------------------------------------------  -----------------------------  -----------------------------
                                                                       Holdings      Enterprises      Holdings      Enterprises
                                                                     ------------  ---------------  ------------  ---------------
                                     ASSETS
Current assets:
  Cash                                                                  $      3         $      -      $     19         $      -
  Restricted investments                                                   1,629                -         3,145                -
  Other current assets                                                     3,847                6             8               41
                                                                        --------         --------      --------         --------
     Total current assets                                                  5,479                6         3,172               41
Noncurrent assets:
  Restricted investments                                                       -                -         1,582                -
  Intercompany notes receivable                                                -           70,470             -           64,502
  Other assets                                                               910            1,857           980            2,853
                                                                        --------         --------      --------         --------
     Total noncurrent assets                                                 910           72,327         2,562           67,355
  Investments in subsidiaries                                             37,573           50,644        41,703           77,822
                                                                        --------         --------      --------         --------
Total assets                                                            $ 43,962         $122,977      $ 47,437         $145,218
                                                                        ========         ========      ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued interest                                                      $  1,345         $  3,498      $  1,369         $  4,348
  Other current liabilities                                                4,961            1,566         2,320               17
                                                                        --------         --------      --------         --------
     Total current liabilities                                             6,306            5,064         3,689            4,365
Noncurrent liabilities:
  Long-term debt                                                          25,000           80,340        25,000           99,150
                                                                        --------         --------      --------         --------
     Total noncurrent liabilities                                         25,000           80,340        25,000           99,150

Stockholders' equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 shares of Series A issued and outstanding                      12,344                -        12,344                -
    1,000 shares of Series B issued and outstanding                          500                -           500                -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares                                                                 1                -             1                -
  Additional paid-in capital                                                 436           39,482           428           39,482
  Retained earnings (deficit)                                                323             (963)        5,317            2,062
  Accumulated other comprehensive (loss) income                             (946)            (946)          159              159
                                                                        --------         --------      --------         --------
                                                                          12,658           37,573        18,749           41,703
  Less common stock in treasury - 2,000 shares and 700 shares                  2                -             1                -
                                                                        --------         --------      --------         --------
     Total stockholders' equity                                           12,656           37,573        18,748           41,703
                                                                        --------         --------      --------         --------
Total liabilities and stockholders' equity                              $ 43,962         $122,977      $ 47,437         $145,218
                                                                        ========         ========      ========         ========



             See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY


STATEMENTS OF OPERATIONS
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------

For the years ended March 31,                                                    2001                           2000
-------------------------------------------------------------------  -----------------------------  -----------------------------
                                                                       Holdings      Enterprises      Holdings      Enterprises
                                                                     ------------  ---------------  ------------  ---------------
Equity in net (loss) income of subsidiaries                             $ (3,025)     $ (5,443)       $  4,506       $  1,386
Revenues                                                                       -             -              46              -
                                                                        --------      --------        --------       --------
                                                                          (3,025)       (5,443)          4,552          1,386
General and administrative expenses                                           77            54              20             17
                                                                        --------      --------        --------       --------
Operating (loss) income                                                   (3,102)       (5,497)          4,532          1,369

Interest expense, net of Holdings' interest
  income of $158 and $368 and Enterprises'
  intercompany interest income of $8,020 and $8,502                        3,163         1,233           3,073          3,032
                                                                        --------      --------        --------       --------
(Loss) income before benefit for income taxes                             (6,265)       (6,730)          1,459         (1,663)
Benefit for income taxes                                                  (1,271)         (511)         (1,434)        (1,427)
                                                                        --------      --------        --------       --------
(Loss) income before extraordinary item                                   (4,994)       (6,219)          2,893           (236)

Extraordinary gain on early extinguishment of debt,
  net of income taxes of $2.1 million at March 31, 2001
  and $5.4 million and $3.1 million at March 31, 2000, respectively            -         3,194           8,172          4,742
                                                                        --------      --------        --------       --------
Net (loss) income                                                       $ (4,994)     $ (3,025)       $ 11,065       $  4,506
                                                                        ========      ========        ========       ========



             See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC.-PARENT ONLY
R.A.B. ENTERPRISES, INC.-PARENT ONLY

STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

For the years ended March 31,                                                        2001                     2000
--------------------------------------------------------------------       ---------------------------------------------------
                                                                           Holdings    Enterprises     Holdings    Enterprises
                                                                           --------    -----------     --------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                        $ (4,994)    $ (3,025)      $ 11,065     $  4,506
  Adjustments to reconcile net (loss) income to net cash provided by
    (used in) operating activities:
      Equity in net (income) loss of subsidiaries                             3,025        5,443         (4,506)      (1,386)
      Amortization                                                              106          474            129          628
      Extraordinary gain on early extinguishment of debt,
        net of income taxes                                                      --       (3,194)        (8,172)      (4,742)
      Deferred income taxes                                                      --           --          1,775        1,710
  Changes in assets and liabilities:
    Intercompany notes receivable                                                --           --             --           --
    Accrued interest                                                            (24)        (850)        (1,244)        (929)
                                                                           --------     --------       --------     --------

Net cash used in operating activities                                        (1,887)      (1,152)          (953)        (213)
                                                                           --------     --------       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of long-term debt                                                   --      (12,979)        (8,750)     (12,266)
  Payment from interest escrow account                                        3,250           --         10,247           --
  Proceeds from issuance of purchased stock                                      --           --          3,000           --
  Proceeds from issuance and repurchase
    of common stock                                                               7           --             33           --
  Distributions from subsidiaries                                                --       20,629             --       16,495
  Other                                                                      (1,386)      (6,498)        (3,568)      (4,016)
                                                                           --------     --------       --------     --------

Net cash provided by financing activities                                     1,871        1,152            962          213
                                                                           --------     --------       --------     --------

Net (decrease) increase in cash                                                 (16)          --              9           --

Cash, beginning of year                                                          19           --             10           --
                                                                           --------     --------       --------     --------

Cash, end of year                                                          $      3     $     --       $     19     $     --
                                                                           ========     ========       ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                               $  3,250     $  8,779       $  4,554     $ 11,946
    Income taxes                                                           $  3,870     $     --       $    876     $     --


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

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------



                                                                       Additions
                                                           ----------------------------------
                                          Balance at         Charged to        Charged to                            Balance at
                                           beginning          costs and           other                                 end
                 Description               of period           expenses       accounts (1)       Deductions (2)      of period
--------------------------------------  ----------------   ----------------  ----------------  ----------------   ---------------

Year ended March 31, 2001
  Allowance for doubtful accounts          $ 4,251               643               267               (437)          $ 4,724

Year ended March 31, 2000
  Allowance for doubtful accounts          $ 3,303             1,032                 -                (84)          $ 4,251

Year ended March 31, 1999
  Allowance for doubtful accounts          $ 2,441               152               879               (169)          $ 3,303


------------------

(1) For the year ended March 31, 2001, the amount principally relates to the acquisition of the Miller Buckeye Biscuit Company, Inc. For the year ended March 31, 1999, the amount principally relates to the acquisition of The B. Manischewitz Company, LLC.

(2)    Amounts written off.