Form 10-Q
period 2001-06-30
RAB HOLDINGS INC
filed 2001-08-10
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO ____________



                Commission File number       333-66221
                                         -----------------


                   R.A.B. HOLDINGS, INC.                                              R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        -----------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
            (I.R.S. Employer identification No.)                               (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                                                                   10022
------------------------------------------------------------------------------------------------------------------------------------
                (Address of principal executive offices)                                             (Zip Code)

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

                          Yes   X        No
                              -----         -----

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

PART I.        FINANCIAL INFORMATION

  Item 1.   Financial Statements


              Condensed Consolidated Balance Sheets - June 30, 2001 and
               March 31, 2001                                                                                  1

              Condensed Consolidated Statements of Operations - Three months ended
               June 30, 2001 and 2000                                                                          2

              Condensed Consolidated Statements of Cash Flows - Three months ended
               June 30, 2001 and 2000                                                                          3

              Notes to Condensed Consolidated Financial Statements                                           4-7


  Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                          8-11

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                        12

PART II.        OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                                                  13

SIGNATURES                                                                                                    14

PART I.      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                                             June 30, 2001                   March 31, 2001
                                                                     ------------------------------  ------------------------------
                                                                        Holdings       Enterprises     Holdings        Enterprises
                                                                     --------------  --------------  --------------  --------------
                               ASSETS

Current assets:
     Cash                                                            $        7,410  $        6,347  $        9,522  $        9,520
     Accounts receivable                                                     27,916          27,916          53,048          53,048
     Inventories                                                             70,451          70,451          72,555          72,555
     Restricted investments                                                    --              --             1,629            --
     Other current assets                                                    13,982          15,811          12,429          14,363
                                                                     --------------  --------------  --------------  --------------
          Total current assets                                              119,759         120,525         149,183         149,486
                                                                     --------------  --------------  --------------  --------------
Noncurrent assets:
     Other assets                                                             4,961           3,945          12,365          11,455
Property, plant and equipment, net                                           32,981          32,981          32,629          32,629
Intangibles, net                                                            117,399         117,399         118,458         118,458
                                                                     --------------  --------------  --------------  --------------

Total assets                                                         $      275,100  $      274,850  $      312,635  $      312,028
                                                                     ==============  ==============  ==============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current maturities of long-term debt                            $        2,194  $        2,194  $        1,866  $        1,866
     Accounts payable                                                        43,023          43,023          47,090          47,090
     Other current liabilities                                               20,049          19,328          23,917          23,393
                                                                     --------------  --------------  --------------  --------------
          Total current liabilities                                          65,266          64,545          72,873          72,349
                                                                     --------------  --------------  --------------  --------------
Noncurrent liabilities:
     Long-term debt                                                         177,641         152,641         203,107         178,107
     Other liabilities                                                       23,086          23,086          23,999          23,999
                                                                     --------------  --------------  --------------  --------------
          Total noncurrent liabilities                                      200,727         175,727         227,106         202,106
                                                                     --------------  --------------  --------------  --------------
Stockholders' equity:
     Preferred stock, $500 par value, 100,000 shares authorized,
        24,875 shares of Series A issued and outstanding                     12,344            --            12,344            --
        1,000 shares of Series B issued and outstanding                         500            --               500            --
     Common stock, $.01 and $1.00 par value, 1,000,000 shares
        and 200 shares authorized, issued 105,100 shares and
        200 shares                                                                1            --                 1            --
     Additional paid-in capital                                                 403          39,482             436          39,482
     Retained earnings (deficit)                                             (3,218)         (3,983)            323            (963)
     Accumulated other comprehensive loss                                      (921)           (921)           (946)           (946)
                                                                     --------------  --------------  --------------  --------------
                                                                              9,109          34,578          12,658          37,573
      Less common stock in treasury - 2,000 shares                                2            --                 2            --
                                                                     --------------  --------------  --------------  --------------
        Total stockholders' equity                                            9,107          34,578          12,656          37,573
                                                                     --------------  --------------  --------------  --------------

Total liabilities and stockholders' equity                           $      275,100  $      274,850  $      312,635  $      312,028
                                                                     ==============  ==============  ==============  ==============

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                                          Three Months Ended             Three Months Ended
                                                                             June 30, 2001                 June 30, 2000
                                                                      ---------------------------   ---------------------------
                                                                        Holdings     Enterprises      Holdings     Enterprises
                                                                      ------------   ------------   ------------   ------------

Revenues                                                              $    139,305   $    139,305   $    157,208   $    157,208

Costs and expenses:
       Cost of sales                                                       103,304        103,304        118,966        118,966
       Selling                                                              14,521         14,521         15,214         15,214
       Distribution and warehousing                                         14,314         14,314         14,304         14,304
       General and administrative                                            6,655          6,652          7,337          7,334
       Amortization of intangibles                                           1,059          1,059            964            964
                                                                      ------------   ------------   ------------   ------------

                   Total costs and expenses                                139,853        139,850        156,785        156,782
                                                                      ------------   ------------   ------------   ------------


Operating (loss) income                                                       (548)          (545)           423            426

Interest expense, net                                                        4,970          4,110          4,892          4,109
                                                                      ------------   ------------   ------------   ------------


Loss before benefit for income taxes                                        (5,518)        (4,655)        (4,469)        (3,683)

Benefit for income taxes                                                    (1,977)        (1,635)        (1,662)        (1,350)
                                                                      ------------   ------------   ------------   ------------

Loss before extraordinary item                                              (3,541)        (3,020)        (2,807)        (2,333)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $2.1 million                                    --             --            3,194          3,194
                                                                      ------------   ------------   ------------   ------------

Net (loss) income                                                     $     (3,541)  $     (3,020)  $        387   $        861
                                                                      ============   ============   ============   ============

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                              Three Months Ended             Three Months Ended
                                                                                 June 30, 2001                 June 30, 2000
                                                                           --------------------------   ---------------------------
                                                                             Holdings    Enterprises      Holdings     Enterprises
                                                                           ------------  ------------   ------------   ------------

Cash flows from operating activities:
     Net (loss) income                                                     $     (3,541) $     (3,020)  $        387   $        861
     Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
          Extraordinary gain on early extinguishment of debt,
            net of income taxes                                                    --            --           (3,194)        (3,194)
          Depreciation and amortization                                           2,622         2,596          2,706          2,678
     Changes in assets and liabilities:
          Accounts receivable                                                    25,132        25,132         24,879         24,879
          Inventories                                                             2,104         2,104         (4,259)        (4,259)
          Accounts payable                                                       (4,067)       (4,067)        (2,412)        (2,412)
          Other assets and liabilities                                              816           852         (8,585)        (7,396)
                                                                           ------------  ------------   ------------   ------------

Net cash provided by operating activities                                        23,066        23,597          9,522         11,157
                                                                           ------------  ------------   ------------   ------------

Cash flows from investing activities:
     Purchase of Miller Buckeye Biscuit Company, Inc.,
       net of cash acquired                                                        --            --          (17,055)       (17,055)
     Acquisitions of plant and equipment                                         (1,632)       (1,632)          (454)          (454)
                                                                           ------------  ------------   ------------   ------------

Net cash used in investing activities                                            (1,632)       (1,632)       (17,509)       (17,509)
                                                                           ------------  ------------   ------------   ------------

Cash flows from financing activities:
     Purchase of senior notes                                                      --            --          (12,979)       (12,979)
     Payments from Interest Escrow Account                                        1,625          --            1,625           --
     (Repayments) borrowings under Credit Agreement                             (25,138)      (25,138)        19,647         19,647
     Proceeds from issuance and repurchase of common stock                          (33)         --             --             --
                                                                           ------------  ------------   ------------   ------------

Net cash (used in) provided by financing activities                             (23,546)      (25,138)         8,293          6,668
                                                                           ------------  ------------   ------------   ------------

Net (decrease) increase in cash                                                  (2,112)       (3,173)           306            316

Cash, beginning of period                                                         9,522         9,520          4,637          4,618
                                                                           ------------  ------------   ------------   ------------

Cash, end of period                                                        $      7,410  $      6,347   $      4,943   $      4,934
                                                                           ============  ============   ============   ============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                                         $      7,640  $      6,015   $      8,417   $      6,792
          Income taxes                                                     $          4  $          4   $      3,201   $        155


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

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of March 31, 2001 and 2000 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. The information related to March 31, 2001 contained herein has been derived from the Company's audited consolidated financial statements. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

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

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001, and the results of operations and cash flows for the periods ended June 30, 2001 and 2000.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                             June 30,          March 31,
                                               2001              2001
                                           ------------      ------------

           Raw materials                   $      1,940      $      1,730

           Finished goods                        68,511            70,825
                                           ------------      ------------

                                           $     70,451      $     72,555
                                           ============      ============

NOTE C - Related Party Transactions

For each of the three month periods ended June 30, 2001 and 2000, the Company paid $502,500 to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Comprehensive (Loss) Income

For the three month periods ended June 30, 2001 and 2000, Holdings' and Enterprises' comprehensive (loss) income was ($3,516,000) and ($2,995,000) and $318,000 and $792,000, respectively.

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

For the three month
period ended June 30,                                                         2001                         2000
                                                                   --------------------------   ----------------------------
                                                                     Holdings    Enterprises      Holdings     Enterprises
                                                                   ------------  ------------   ------------   ------------
Revenues
     Millbrook ...............................................     $    133,241  $    133,241   $    154,325   $    154,325
     Manischewitz ............................................            7,397         7,397          6,792          6,792
                                                                   ------------  ------------   ------------   ------------
          Total segment revenues .............................          140,638       140,638        161,117        161,117
     Corporate items, principally
      the elimination of
      intercompany sales .....................................           (1,333)       (1,333)        (3,909)        (3,909)
                                                                   ------------  ------------   ------------   ------------
                                                                   $    139,305  $    139,305   $    157,208   $    157,208
                                                                   ============  ============   ============   ============
Operating income
     Millbrook ...............................................     $      1,660  $      1,660   $      2,395   $      2,395
     Manischewitz ............................................              775           775            874            874
                                                                   ------------  ------------   ------------   ------------
          Total segment operating income .....................            2,435         2,435          3,269          3,269
     Corporate items and eliminations ........................           (2,983)       (2,980)        (2,846)        (2,843)
                                                                   ------------  ------------   ------------   ------------
                                                                   $       (548) $       (545)  $        423   $        426
                                                                   ============  ============   ============   ============

NOTE F - Extraordinary Item - Early Extinguishment of Debt

During the three month period ended June 30, 2000, Enterprises repurchased approximately $18.8 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million, net of income taxes of approximately $2.1 million.

NOTE G - New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company's financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices.

Emerging Issues Task Force ("EITF") Issue No. 00-25 was finalized and is effective for fiscal years beginning after December 15, 2001. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. The Company adopted EITF No. 00-25 effective April 1, 2001. The adoption of EITF No. 00-25 did not have a material impact on the Company's overall trends in results of operations.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
--------------------------------------------------------------------------------

NOTE G - New Accounting Pronouncements (Continued)

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be evaluated annually for impairment. It also will require that goodwill no longer be amortized. The Company will adopt SFAS No. 142 when it becomes effective. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended June 30, 2001 decreased $17.9 million or 11.4% to $139.3 million as compared to $157.2 million for the three month period ended June 30, 2000. Revenues include:

         (i) Millbrook's revenues of $133.2 million for the three month period ended June 30, 2001 as compared to $154.3 million for the three month period ended June 30, 2000;

         (ii) Manischewitz' revenues of $7.4 million for the three month period ended June 30, 2001 as compared to $6.8 million for the three month period ended June 30, 2000; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.3) million for the three month period ended June 30, 2001 as compared to ($3.9) million for the three month period ended June 30, 2000.

Millbrook's revenues decreased $21.1 million or 13.7% for the three month period ended June 30, 2001 as compared to the comparable period of the prior year. The decrease in revenues for the three month period is principally due to decreased sales to certain customers as a result of several factors, including customer losses during the second half of the prior fiscal year, customer decisions to move toward self-distribution, industry consolidation and customer financial difficulties, the aggregate of which exceeded the growth of sales to certain other customers.

Manischewitz' revenues increased $0.6 million or 8.9% for the three month period ended June 30, 2001 as compared to the comparable period of the prior year. The increase in revenues for the three month period is principally due to the following:

         (i) sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 ($2.2 million); partially offset by

         (ii) decreased sales of Manischewitz brand products ($0.6 million) and a gain on the sale of land in Israel ($0.7 million) during the three months ended June 30, 2000.

Gross Profit. Gross profit for the three month period ended June 30, 2001 was $36.0 million as compared to $38.2 million for the three month period ended June 30, 2000, a decrease of $2.2 million or 5.9%. As a percentage of revenues, the gross profit margin was 25.8% for the three month period ended June 30, 2001 as compared to 24.3% for the three month period ended June 30, 2000.

The decrease in gross profit dollars and its impact on gross profit margin for the three month period is primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues (($2.1) million) and the shift in product mix from lower margin health and beauty care products to higher margin specialty food products (2.2%); and

         (ii) decreased gross profit dollars associated with lower Manischewitz sales and the gain on the sale of land in Israel during the three months ended June 30, 2000 (($1.3) million or (0.6%)); partially offset by

         (iii) increased gross profit dollars on sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 ($1.1 million or 0.4%).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses. Distribution and warehousing expenses for each of the three month periods ended June 30, 2001 and 2000 were $14.3 million. As a percentage of revenues, distribution and warehousing expenses increased to 10.3% for the three month period ended June 30, 2001 as compared to 9.1% in the comparable period of the prior year. Distribution and warehousing costs for the three month period were impacted by the following:

         (i) lower headcount resulting from the closure during May 2001 of Millbrook's distribution center in Greenville, North Carolina and the consolidation of its Cincinnati, Ohio refrigerated facility into its Youngstown, Ohio distribution center; offset by

         (ii) increased distribution costs associated with sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000.

Selling, general and administrative expenses for the three month period ended June 30, 2001 were $21.2 million, as compared to $22.6 million for the three month period ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 15.2% for the three month period ended June 30, 2001 as compared to 14.3% for the comparable period of the prior year. The decrease in selling, general and administrative costs for the three month period is principally due to the following:

         (i) lower headcount in Millbrook's general and administrative functions as a result of the consolidation of the Epstein and Miller Buckeye operations, which were acquired in the prior fiscal year, in August 2000 and April 2001, respectively; and

         (ii) lower advertising and production costs at Manischewitz as the comparable period of the prior year included a television advertising test for certain of Manischewitz' mainstream products.

Amortization of intangibles was $1.1 million for the three month period ended June 30, 2001 as compared to $1.0 million for the three month period ended June 30, 2000. This increase is due to amortization resulting from the Guiltless Gourmet acquisition.

Interest Expense. Interest expense for the three month period ended June 30, 2001 was $5.0 million (consisting of $0.9 million for Holdings and $4.1 million for Enterprises, respectively) as compared to $4.9 million (consisting of $0.8 million for Holdings and $4.1 million for Enterprises, respectively) for the three month period ended June 30, 2000. The increase in interest expense for the three months ended June 30, 2001 is primarily attributable to higher levels of debt outstanding under the Company's Credit Agreement as a result of its acquisitions during the year ended March 31, 2001.

Taxes. The benefit for income taxes for the three month period ended June 30, 2001 was $2.0 million for Holdings and $1.6 million for Enterprises as compared to $1.7 million for Holdings and $1.4 million for Enterprises for the three month period ended June 30, 2000. These benefits principally relate to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the three month period ended June 30, 2000 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% Notes.

Net Income (Loss). As a result of the foregoing, the net loss for the three month period ended June 30, 2001 was $3.5 million for Holdings and $3.0 million for Enterprises as compared to net income of $0.4 million for Holdings and $0.9 million for Enterprises for the three month period ended June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of New Accounting Pronouncements. Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Company adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 has not had a material impact on the Company's financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices.

Emerging Issues Task Force ("EITF") Issue No. 00-25 was finalized and is effective for fiscal years beginning after December 15, 2001. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. The Company adopted EITF No. 00-25 effective April 1, 2001. The adoption of EITF No. 00-25 did not have a material impact on the Company's overall trends in results of operations.

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be evaluated annually for impairment. It also will require that goodwill no longer be amortized. The Company will adopt SFAS No. 142 when it becomes effective. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

Financial Condition, Liquidity and Capital Resources

Operations for the three months ended June 30, 2001, excluding non-cash charges for depreciation and amortization, utilized cash of $0.9 million for Holdings and $0.4 million for Enterprises. Operations for the three months ended June 30, 2000, excluding the net gain on the early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.1 million for Holdings and provided cash of $0.3 million for Enterprises. During the three month periods ended June 30, 2001 and 2000, other changes in assets and liabilities resulting from operating activities provided cash of $24.0 million for each of Holdings and Enterprises and $9.6 million for Holdings and $10.8 million for Enterprises, respectively, resulting in net cash provided by operating activities of $23.1 million for Holdings and $23.6 million for Enterprises and $9.5 million for Holdings and $11.2 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of property and equipment and the acquisition of Miller Buckeye in the prior fiscal period, resulted in a use of cash of $1.6 million and $17.5 million for the three month periods ended June 30, 2001 and 2000 for each of Holdings and Enterprises, respectively.

During the three month period ended June 30, 2001, financing activities, which principally consisted of $1.6 million of payments from the Interest Escrow Account by Holdings and repayments of $25.1 million under the Credit Agreement, resulted in a use of cash of $23.5 million for Holdings and $25.1 million for Enterprises. During the three month period ended June 30, 2000, financing activities which principally consisted of the repurchase of $18.8 million of long-term debt for $13.0 million by Enterprises, offset by $1.6 million of payments from the Interest Escrow Account by Holdings and additional borrowings of $19.6 million under the Credit Agreement, provided cash of $8.3 million for Holdings and $6.7 million for Enterprises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Given the continuing industry consolidation of retailers and its impact on certain of our customers, Holdings and Enterprises anticipate some loss of revenues in its health and beauty care category, which tends to be more of a commodity nature, as acquirors seek to achieve consolidation synergies by utilizing existing infrastructure. These anticipated losses will occur at the same time that the Company continues to implement its strategy of expanding the specialty food category of its business. Holdings' and Enterprises' results of operations will be dependent upon the obtaining and timing of increased revenues from existing and new specialty food customers in light of anticipated losses from health and beauty care. While Holdings and Enterprises believe the transition to a greater percentage of its composite business to the specialty food category can be accomplished by increasing revenues from existing customers and obtaining new customers, there can be no assurance that Holdings and Enterprises can accomplish the goals of their strategy.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

                                ----------------

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

Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of Holdings' and Enterprises' products, the actions of current and potential new competitors, changes in technology and economic conditions.

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


                                                      R.A.B. HOLDINGS, INC.



August  ___, 2001                                     /s/ Richard A. Bernstein
                                                      --------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August  ___, 2001                                     /s/ Steven M. Grossman
                                                      --------------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer




                                                      R.A.B. ENTERPRISES, INC.



August  ___, 2001                                     /s/ Richard A. Bernstein
                                                      --------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August  ___, 2001                                     /s/ Steven M. Grossman
                                                      --------------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer