Form 10-Q/A
period 2001-06-30
RAB HOLDINGS INC
filed 2001-08-10
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


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


                                                      R.A.B. HOLDINGS, INC.



August 10, 2001                                       /s/ Richard A. Bernstein
                                                      --------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August 10, 2001                                       /s/ Steven M. Grossman
                                                      --------------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer




                                                      R.A.B. ENTERPRISES, INC.



August 10, 2001                                       /s/ Richard A. Bernstein
                                                      --------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August 10, 2001                                       /s/ Steven M. Grossman
                                                      --------------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer