Form 10-Q
period 2001-09-30
RAB HOLDINGS INC
filed 2001-11-13
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED SEPTEMBER 30, 2001
                              ------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM __________ TO ____________



          Commission File number                  333-66221
                                                  -------------------------



                   R.A.B. HOLDINGS, INC.                                              R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        -----------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
            (I.R.S. Employer identification No.)                               (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                                                                   10022
-------------------------------------------------------------       ----------------------------------------------------------------
                (Address of principal executive offices)                                             (Zip Code)


Registrant's telephone number, including area code (212) 688-4500
                                                  ---------------

                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

                                    Yes  X       No
                                        ---         ---

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                                                                  Page
                                                                                                 Number
                                                                                                 -------
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements


              Condensed Consolidated Balance Sheets - September 30, 2001 and
               March 31, 2001                                                                        1

              Condensed Consolidated Statements of Operations - Three months ended
               September 30, 2001 and 2000                                                           2

              Condensed Consolidated Statements of Operations - Six months ended
               September 30, 2001 and 2000                                                           3

              Condensed Consolidated Statements of Cash Flows - Six months ended
               September 30, 2001 and 2000                                                           4

              Notes to Condensed Consolidated Financial Statements                                 5-8


  Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                              9-12

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk                            13

PART II.      OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                                      14

SIGNATURES                                                                                          15


PART I.      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
-------------------------------------------------------------------------------


                                                                    September 30, 2001                March 31, 2001
                                                                 -------------------------       -------------------------
                                                                  Holdings     Enterprises        Holdings     Enterprises
                                                                 ---------     -----------       ---------     -----------
                               ASSETS

Current assets:
  Cash                                                           $   2,770       $   2,760       $   9,522       $   9,520
  Accounts receivable                                               38,856          38,856          53,048          53,048
  Inventories                                                       70,839          70,839          72,555          72,555
  Restricted investments                                                 -               -           1,629               -
  Other current assets                                              15,298          15,762          12,429          14,363
                                                                 ---------       ---------       ---------       ---------
Total current assets                                               127,763         128,217         149,183         149,486
                                                                 ---------       ---------       ---------       ---------
Noncurrent assets:
  Other assets                                                       4,812           3,981          12,365          11,455
Property, plant and equipment, net                                  31,734          31,734          32,629          32,629
Intangibles, net                                                   116,348         116,348         118,458         118,458
                                                                 ---------       ---------       ---------       ---------

Total assets                                                     $ 280,657       $ 280,280       $ 312,635       $ 312,028
                                                                 =========       =========       =========       =========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                           $   2,521       $   2,521       $   1,866       $   1,866
  Accounts payable                                                  51,535          51,535          47,090          47,090
  Other current liabilities                                         22,509          21,155          23,917          23,393
                                                                 ---------       ---------       ---------       ---------
Total current liabilities                                           76,565          75,211          72,873          72,349
                                                                 ---------       ---------       ---------       ---------
Noncurrent liabilities:
  Long-term debt                                                   175,093         150,093         203,107         178,107
  Other liabilities                                                 23,498          23,498          23,999          23,999
                                                                 ---------       ---------       ---------       ---------
Total noncurrent liabilities                                       198,591         173,591         227,106         202,106
                                                                 ---------       ---------       ---------       ---------
Stockholders' equity:
Preferred stock, $500 par value, 100,000 shares authorized,
  24,875 shares of Series A issued and outstanding                  12,344               -          12,344               -
  1,000 shares of Series B issued and outstanding                      500               -             500               -
Common stock, $.01 and $1.00 par value, 1,000,000 shares
  and 200 shares authorized, issued 105,100 shares and
  200 shares                                                             1               -               1               -
Additional paid-in capital                                             403          39,482             436          39,482
Retained earnings (deficit)                                         (6,846)         (7,112)            323            (963)
Accumulated other comprehensive loss                                  (892)           (892)           (946)           (946)
                                                                 ---------       ---------       ---------       ---------
                                                                     5,510          31,478          12,658          37,573
Less common stock in treasury - 3,200 shares and
  2,000 shares, respectively                                             9               -               2               -
                                                                 ---------       ---------       ---------       ---------
        Total stockholders' equity                                   5,501          31,478          12,656          37,573
                                                                 ---------       ---------       ---------       ---------

Total liabilities and stockholders' equity                       $ 280,657       $ 280,280       $ 312,635       $ 312,028
                                                                 =========       =========       =========       =========



      See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------



                                                     Three Months Ended             Three Months Ended
                                                     September 30, 2001            September 30, 2000
                                                 -------------------------       --------------------------
                                                  Holdings     Enterprises        Holdings      Enterprises
                                                 ---------     -----------       ---------      -----------
Revenues                                         $ 133,450       $ 133,450       $ 154,522       $ 154,522

Costs and expenses:
       Cost of sales                               100,286         100,286         117,253         117,253
       Selling                                      12,740          12,740          14,023          14,023
       Distribution and warehousing                 13,291          13,291          14,719          14,719
       General and administrative                    7,140           7,129           7,925           7,921
       Amortization of intangibles                   1,051           1,051           1,015           1,015
                                                 ---------       ---------       ---------       ---------

                   Total costs and expenses        134,508         134,497         154,935         154,931
                                                 ---------       ---------       ---------       ---------


Operating loss                                      (1,058)         (1,047)           (413)           (409)

Interest expense, net                                4,858           4,045           4,790           4,024
                                                 ---------       ---------       ---------       ---------


Loss before benefit for income taxes                (5,916)         (5,092)         (5,203)         (4,433)

Benefit for income taxes                            (2,288)         (1,963)         (1,885)         (1,572)
                                                 ---------       ---------       ---------       ---------

Net Loss                                         $  (3,628)      $  (3,129)      $  (3,318)      $  (2,861)
                                                 =========       =========       =========       =========



                 See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------



                                                              Six Months Ended                Six Months Ended
                                                             September 30, 2001               September 30, 2000
                                                         --------------------------      ---------------------------
                                                          Holdings      Enterprises       Holdings      Enterprises
                                                         ---------      -----------      ---------      ------------
Revenues                                                 $ 272,755       $ 272,755       $ 311,730       $ 311,730

Costs and expenses:
       Cost of sales                                       203,590         203,590         236,219         236,219
       Selling                                              27,261          27,261          29,237          29,237
       Distribution and warehousing                         27,605          27,605          29,023          29,023
       General and administrative                           13,795          13,781          15,262          15,255
       Amortization of intangibles                           2,110           2,110           1,979           1,979
                                                         ---------       ---------       ---------       ---------

                   Total costs and expenses                274,361         274,347         311,720         311,713
                                                         ---------       ---------       ---------       ---------


Operating (loss) income                                     (1,606)         (1,592)             10              17

Interest expense, net                                        9,828           8,155           9,682           8,133
                                                         ---------       ---------       ---------       ---------


Loss before benefit for income taxes                       (11,434)         (9,747)         (9,672)         (8,116)

Benefit for income taxes                                    (4,265)         (3,598)         (3,547)         (2,922)
                                                         ---------       ---------       ---------       ---------

Loss before extraordinary item                              (7,169)         (6,149)         (6,125)         (5,194)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $2.1 million                       -               -           3,194           3,194
                                                         ---------       ---------       ---------       ---------

Net loss                                                 $  (7,169)      $  (6,149)      $  (2,931)      $  (2,000)
                                                         =========       =========       =========       =========





               See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------


                                                                  Six Months Ended             Six Months Ended
                                                                 September 30, 2001           September 30, 2000
                                                             --------------------------    -------------------------
                                                              Holdings     Enterprises      Holdings    Enterprises
                                                             ---------    -------------    ---------   -------------
Cash flows from operating activities:
  Net loss                                                   $ (7,169)      $ (6,149)      $ (2,931)      $ (2,000)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Extraordinary gain on early extinguishment of debt,
     net of income taxes                                            -              -         (3,194)        (3,194)
    Depreciation and amortization                               5,252          5,203          5,422          5,369
  Changes in assets and liabilities:
    Accounts receivable                                        14,192         14,192         20,163         20,163
    Inventories                                                 1,716          1,716         (4,754)        (4,754)
    Accounts payable                                            4,445          4,445         (3,602)        (3,602)
    Other assets and liabilities                                2,274          2,880        (10,531)        (9,812)
                                                             --------       --------       --------       --------

Net cash provided by operating activities                      20,710         22,287            573          2,170
                                                             --------       --------       --------       --------

Cash flows from investing activities:
  Purchase of Miller Buckeye Biscuit Company, Inc.,
   net of cash acquired                                             -              -        (17,567)       (17,567)
  Acquisitions of plant and equipment                          (1,688)        (1,688)          (980)          (980)
                                                             --------       --------       --------       --------

Net cash used in investing activities                          (1,688)        (1,688)       (18,547)       (18,547)
                                                             --------       --------       --------       --------

Cash flows from financing activities:
  Purchase of senior notes                                          -              -        (12,979)       (12,979)
  Payments from Interest Escrow Account                         1,625              -          1,625              -
  (Repayments) borrowings under Credit Agreement              (27,359)       (27,359)        26,400         26,400
  Proceeds from issuance and repurchase of common stock           (40)             -            (42)             -
                                                             --------       --------       --------       --------

Net cash (used in) provided by financing activities           (25,774)       (27,359)        15,004         13,421
                                                             --------       --------       --------       --------

Net decrease in cash                                           (6,752)        (6,760)        (2,970)        (2,956)

Cash, beginning of period                                       9,522          9,520          4,637          4,618
                                                             --------       --------       --------       --------

Cash, end of period                                          $  2,770       $  2,760       $  1,667       $  1,662
                                                             ========       ========       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest                                                  $  9,155       $  7,530       $  9,944       $  8,319
   Income taxes                                              $    107       $    107       $  4,267       $    422



      See notes to Condensed Consolidated Financial Statements

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of operations and cash flows for the periods ended September 30, 2001 and 2000.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                September 30,         March 31,
                                    2001                2001
                                -------------        ----------
Raw materials                     $ 1,053             $ 1,730
Finished goods                     69,786              70,825
                                  -------             -------
                                  $70,839             $72,555
                                  =======             =======

NOTE C - Related Party Transactions

For each of the three month periods ended September 30, 2001 and 2000, the Company paid $502,500 and for each of the six month periods ended September 30, 2001 and 2000, the Company paid $1,005,000 to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Comprehensive (Loss) Income

For the three month periods ended September 30, 2001 and 2000, Holdings' and Enterprises' comprehensive loss was ($3,598,000) and ($3,099,000) and ($3,261,000) and ($2,804,000), respectively, and for the six month periods ended September 30, 2001 and 2000, Holdings' and Enterprises' comprehensive loss was ($7,114,000) and ($6,094,000) and ($2,943,000) and ($2,012,000), respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
-------------------------------------------------------------------------------

NOTE E - Segment Reporting

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's interim financial statements.

For the three month
period ended September 30,                             2001                           2000
                                            ---------------------------     --------------------------
                                             Holdings      Enterprises       Holdings      Enterprises
                                            ---------      -----------      ---------      -----------
Revenues
  Millbrook ......................          $ 125,074       $ 125,074       $ 148,716       $ 148,716
  Manischewitz ...................             10,095          10,095           8,557           8,557
                                            ---------       ---------       ---------       ---------
    Total segment revenues .....              135,169         135,169         157,273         157,273
Corporate items, principally
  the elimination of
  intercompany sales ...........               (1,719)         (1,719)         (2,751)         (2,751)
                                            ---------       ---------       ---------       ---------
                                            $ 133,450       $ 133,450       $ 154,522       $ 154,522
                                            =========       =========       =========       =========
Operating income
  Millbrook ....................            $   1,153       $   1,153       $   2,473       $   2,473
  Manischewitz .................                1,077           1,077             301             301
                                            ---------       ---------       ---------       ---------
    Total segment operating
      income ...................                2,230           2,230           2,774           2,774
Corporate items and
  eliminations .................               (3,288)         (3,277)         (3,187)         (3,183)
                                            ---------       ---------       ---------       ---------
                                            $  (1,058)      $  (1,047)      $    (413)      $    (409)
                                            =========       =========       =========       =========




For the six month
period ended September 30,                             2001                           2000
--------------------------                  --------------------------      -------------------------
                                             Holdings      Enterprises       Holdings      Enterprises
                                            -----------    -----------      ---------      -----------
Revenues
  Millbrook ..........................      $ 258,315       $ 258,315       $ 303,041       $ 303,041
  Manischewitz .......................         17,492          17,492          15,349          15,349
                                            ---------       ---------       ---------       ---------
Total segment revenues ...............        275,807         275,807         318,390         318,390
Corporate items, principally
  the elimination of
  intercompany sales .................         (3,052)         (3,052)         (6,660)         (6,660)
                                            ---------       ---------       ---------       ---------
                                            $ 272,755       $ 272,755       $ 311,730       $ 311,730
                                            =========       =========       =========       =========
Operating income
  Millbrook ..........................      $   2,813       $   2,813       $   4,868       $   4,868
  Manischewitz .......................          1,852           1,852           1,175           1,175
                                            ---------       ---------       ---------       ---------
    Total segment operating
      income .........................          4,665           4,665           6,043           6,043
Corporate items and
  eliminations .......................         (6,271)         (6,257)         (6,033)         (6,026)
                                            ---------       ---------       ---------       ---------
                                            $  (1,606)      $  (1,592)      $      10       $      17
                                            =========       =========       =========       =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
-------------------------------------------------------------------------------

NOTE F - Extraordinary Item - Early Extinguishment of Debt

During the six month period ended September 30, 2000, Enterprises repurchased approximately $18.8 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million, net of income taxes of approximately $2.1 million.

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

NOTE H - Subsequent Event

Effective October 30, 2001, the Company's Credit Agreement was amended to provide up to $10 million of additional availability and to extend the revolving credit facility to September 30, 2003. In conjunction with the amendment, Millbrook and Manischewitz provided mortgages on certain of its real property and pledged unencumbered fixtures and equipment, and the Company pledged the membership interests of Manischewitz.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended September 30, 2001 decreased $21.0 million or 13.6% to $133.5 million as compared to $154.5 million for the three month period ended September 30, 2000. Revenues for the six month period ended September 30, 2001 decreased $38.9 million or 12.5% to $272.8 million as compared to $311.7 million for the six month period ended September 30, 2000. Revenues include:

         (i) Millbrook's revenues of $125.1 million and $258.3 million for the three and six month periods ended September 30, 2001 as compared to $148.7 million and $303.0 million for the three and six month periods ended September 30, 2000;

         (ii) Manischewitz' revenues of $10.1 million and $17.5 million for the three and six month periods ended September 30, 2001 as compared to $8.6 million and $15.4 million for the three and six month periods ended September 30, 2000; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.7) million and ($3.0) million for the three and six month periods ended September 30, 2001 as compared to ($2.8) million and ($6.7) million for the three and six month periods ended September 30, 2000.

Millbrook's revenues decreased $23.6 million and $44.7 million or 15.9% and 14.8% for the three and six month periods ended September 30, 2001 as compared to the comparable periods of the prior year. The decrease in revenues for the three and six month periods is principally due to decreased sales to certain customers as a result of several factors, including customer losses during the second half of the prior fiscal year, customer decisions to move toward self-distribution, industry consolidation and customer financial difficulties, the aggregate of which exceeded the growth of sales to certain other customers.

Manischewitz' revenues increased $1.5 million and $2.1 million or 18.0% and 14.0% for the three and six month periods ended September 30, 2001 as compared to the comparable periods of the prior year. The increase in revenues for the three and six month periods are principally due to the following:

         (i) sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 ($2.0 million and $4.2 million for the three and six month periods); partially offset by

         (ii) decreased sales of Manischewitz brand products ($0.3 million and $0.9 million for the three and six month periods) and a gain on the sale of land in Israel ($0.7 million) during the six months ended September 30, 2000.

Gross Profit. Gross profit for the three and six month periods ended September 30, 2001 was $33.2 million and $69.2 million as compared to $37.3 million and $75.5 million for the three and six month periods ended September 30, 2000, a decrease of $4.1 million and $6.3 million or 10.9% and 8.4%. As a percentage of revenues, the gross profit margin was 24.9% and 25.4% for the three and six month periods ended September 30, 2001 as compared to 24.1% and 24.2% for the three and six month periods ended September 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in gross profit dollars and its impact on gross profit margin for the three and six month periods are primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($5.5 million and $7.6 million for the three and six month periods) and increased gross profit margin resulting from the shift in product mix from lower margin health and beauty care products to higher margin specialty food products (0.2% and 1.2% for the three and six month periods); and

         (ii) decreased gross profit dollars associated with lower Manischewitz sales and the gain on the sale of land in Israel during the six months ended September 30, 2000 (($0.9) million or (0.2%)); partially offset by

         (iii) increased gross profit dollars on sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 ($1.0 million and $2.0 million or 0.4% for the three and six month periods).

Operating Expenses. Distribution and warehousing expenses for the three and six month periods ended September 30, 2001 were $13.3 million and $27.6 million as compared to $14.7 million and $29.0 million for the three and six month periods ended September 30, 2000. As a percentage of revenues, distribution and warehousing expenses increased to 10.0% and 10.1% for the three and six month periods ended September 30, 2001 as compared to 9.5% and 9.3% in the comparable periods of the prior year. Distribution and warehousing costs for the three and six month periods were impacted by the following:

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

Selling, general and administrative expenses for the three and six month periods ended September 30, 2001 were $19.9 million and $41.1 million, as compared to $21.9 million and $44.5 million for the three and six month periods ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 14.9% and 15.1% for the three and six month periods ended September 30, 2001 as compared to 14.2% and 14.3% for the comparable periods of the prior year. The decrease in selling, general and administrative costs for the three and six month periods are principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the period ended September 30, 2001 directly related to customer losses;

         (ii) lower headcount in Millbrook's general and administrative departments as a result of the consolidation of the Epstein and Miller Buckeye operations, which were acquired in the prior fiscal year, in August 2000 and April 2001, respectively; and

         (iii) lower advertising and production costs at Manischewitz as the six month period of the prior year included a television advertising test for certain of Manischewitz' mainstream products partially offset by incremental compensation and related employee benefit costs resulting from the Guiltless Gourmet acquisition in November 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of intangibles was $1.0 million and $2.1 million for the three and six month periods ended September 30, 2001 as compared to $1.0 million and $2.0 million for the three and six month periods ended September 30, 2000. This increase in amortization is due to the Guiltless Gourmet acquisition in November 2000.

Interest Expense. Interest expense for the three and six month periods ended September 30, 2001 was $4.8 million (consisting of $0.8 million for Holdings and $4.0 million for Enterprises, respectively) and $9.8 million (consisting of $1.7 million for Holdings and $8.1 million for Enterprises, respectively) as compared to $4.8 million (consisting of $0.8 million for Holdings and $4.0 million for Enterprises, respectively) and $9.7 million (consisting of $1.6 million for Holdings and $8.1 million for Enterprises, respectively) for the three and six month periods ended September 30, 2000. The increase in interest expense for the six months ended September 30, 2001 is primarily attributable to higher levels of debt outstanding under the Company's Credit Agreement as a result of its acquisitions during the year ended March 31, 2001 substantially offset by lower interest rates on the Company's revolving credit borrowings.

Taxes. The benefit for income taxes for the three and six month periods ended September 30, 2001 was $2.3 million and $4.3 million for Holdings and $2.0 million and $3.6 million for Enterprises as compared to $1.9 million and $3.5 million for Holdings and $1.6 million and $2.9 million for Enterprises for the three and six month periods ended September 30, 2000. These benefits principally relate to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the six month period ended September 30, 2000 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% Notes.

Net Loss. As a result of the foregoing, the net loss for the three and six month periods ended September 30, 2001 was $3.6 million and $7.2 million for Holdings and $3.1 million and $6.1 million for Enterprises as compared to $3.3 million and $2.9 million for Holdings and $2.9 million and $2.0 million for Enterprises for the three and six month periods ended September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Financial Condition, Liquidity and Capital Resources

Operations for the six months ended September 30, 2001, excluding non-cash charges for depreciation and amortization, utilized cash of $1.9 million for Holdings and $0.9 million for Enterprises. Operations for the six months ended September 30, 2000, excluding the net gain on the early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.7 million for Holdings and provided cash of $0.2 million for Enterprises. During the six month periods ended September 30, 2001 and 2000, other changes in assets and liabilities resulting from operating activities provided cash of $22.6 million for Holdings and $23.2 million for Enterprises and $1.3 million for Holdings and $2.0 million for Enterprises, respectively, resulting in net cash provided by operating activities of $20.7 million for Holdings and $22.3 million for Enterprises and $0.6 million for Holdings and $2.2 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of property and equipment and the acquisition of Miller Buckeye in the prior fiscal period, resulted in a use of cash of $1.7 million and $18.5 million for the six month periods ended September 30, 2001 and 2000 for each of Holdings and Enterprises, respectively.

During the six month period ended September 30, 2001, financing activities, which principally consisted of $1.6 million of payments from the Interest Escrow Account by Holdings and repayments of $27.4 million under the Credit Agreement, resulted in a use of cash of $25.8 million for Holdings and $27.4 million for Enterprises. The reduction in outstanding borrowings under the Company's Credit Agreement was supplemented by the utilization of $7.2 million of cash surrender value available under Millbrook's deferred compensation arrangements. During the six month period ended September 30, 2000, financing activities which principally consisted of the repurchase of $18.8 million of long-term debt for $13.0 million by Enterprises, offset by $1.6 million of payments from the Interest Escrow Account by Holdings and additional borrowings of $26.4 million under the Credit Agreement, provided cash of $15.0 million for Holdings and $13.4 million for Enterprises.

Effective October 30, 2001, the Company's Credit Agreement was amended to provide up to $10 million of additional availability and to extend the revolving credit facility to September 30, 2003. In conjunction with the amendment, Millbrook and Manischewitz provided mortgages on certain of its real property and pledged unencumbered fixtures and equipment, and the Company pledged the membership interests of Manischewitz.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 2001 filed with the Securities and Exchange Commission.

                               -----------------

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


                                    R.A.B. HOLDINGS, INC.



November 13, 2001                   /s/ Richard A. Bernstein
                                    ------------------------
                                    Richard A. Bernstein
                                    Chairman



November 13, 2001                   /s/ Steven M. Grossman
                                    ----------------------
                                    Steven M. Grossman
                                    Chief Financial Officer


                                    R.A.B. ENTERPRISES, INC.



November 13, 2001                   /s/ Richard A. Bernstein
                                    ------------------------
                                    Richard A. Bernstein
                                    Chairman



November 13, 2001                   /s/ Steven M. Grossman
                                    ----------------------
                                    Steven M. Grossman
                                    Chief Financial Officer