Form 10-Q
period 2001-12-31
RAB HOLDINGS INC
filed 2002-02-13
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED DECEMBER 31, 2001
                              -----------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM            TO
                                        ----------    ------------



                Commission File number               333-66221
                                                -------------------


                   R.A.B. HOLDINGS, INC.                                              R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------       -------------------------------------------------------------
    (Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       -------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       -------------------------------------------------------------
            (I.R.S. Employer identification No.)                               (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                                  10022
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

                             Yes   X           No
                                 -----            -----

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                             Page
                                                                                                            Number
                                                                                                            ------

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements


              Condensed Consolidated Balance Sheets - December 31, 2001 and
               March 31, 2001                                                                                 1

              Condensed Consolidated Statements of Operations - Three months ended
               December 31, 2001 and 2000                                                                     2

              Condensed Consolidated Statements of Operations - Nine months ended
               December 31, 2001 and 2000                                                                     3

              Condensed Consolidated Statements of Cash Flows - Nine months ended
               December 31, 2001 and 2000                                                                     4

              Notes to Condensed Consolidated Financial Statements                                           5-8


  Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                          9-13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        14

PART II.   OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K                                                                  15

SIGNATURES                                                                                                   16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      December 31, 2001                  March 31, 2001
                                                              ---------------------------------   ---------------------------------
                                                                 Holdings         Enterprises        Holdings         Enterprises
                                                              ---------------   ---------------   ---------------   ---------------
                                     ASSETS

Current assets:
   Cash                                                       $         2,910   $         2,901   $         9,522   $         9,520
   Accounts receivable                                                 36,178            36,178            53,048            53,048
   Inventories                                                         79,389            79,389            72,555            72,555
   Restricted investments                                                --                --               1,629              --
   Other current assets                                                15,863            17,625            12,429            14,363
                                                              ---------------   ---------------   ---------------   ---------------
        Total current assets                                          134,340           136,093           149,183           149,486
                                                              ---------------   ---------------   ---------------   ---------------
Noncurrent assets:
   Other assets                                                         5,475             4,694            12,365            11,455
Property, plant and equipment, net                                     30,662            30,662            32,629            32,629
Intangibles, net                                                      115,297           115,297           118,458           118,458
                                                              ---------------   ---------------   ---------------   ---------------

Total assets                                                  $       285,774   $       286,746   $       312,635   $       312,028
                                                              ===============   ===============   ===============   ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                       $         2,849   $         2,849   $         1,866   $         1,866
   Accounts payable                                                    53,139            53,139            47,090            47,090
   Other current liabilities                                           19,439            18,899            23,917            23,393
                                                              ---------------   ---------------   ---------------   ---------------
        Total current liabilities                                      75,427            74,887            72,873            72,349
                                                              ---------------   ---------------   ---------------   ---------------
Noncurrent liabilities:
   Long-term debt                                                     182,965           157,965           203,107           178,107
   Other liabilities                                                   23,543            23,543            23,999            23,999
                                                              ---------------   ---------------   ---------------   ---------------
        Total noncurrent liabilities                                  206,508           181,508           227,106           202,106
                                                              ---------------   ---------------   ---------------   ---------------
Stockholders' equity:
   Preferred stock, $500 par value, 100,000 shares
      authorized, 24,875 shares of Series A issued and
      outstanding                                                      12,344              --              12,344              --
      1,000 shares of Series B issued and outstanding                     500              --                 500              --
   Common stock, $.01 and $1.00 par value, 1,000,000
      shares and 200 shares authorized, issued 105,100
      shares and 200 shares                                                 1              --                   1              --
   Additional paid-in capital                                             379            39,482               436            39,482
   Retained earnings (deficit)                                         (8,479)           (8,238)              323              (963)
   Accumulated other comprehensive loss                                  (893)             (893)             (946)             (946)
                                                              ---------------   ---------------   ---------------   ---------------
                                                                        3,852            30,351            12,658            37,573
   Less common stock in treasury - 5,400 shares and
      2,000 shares, respectively                                           13              --                   2              --
                                                              ---------------   ---------------   ---------------   ---------------
    Total stockholders' equity                                          3,839            30,351            12,656            37,573
                                                              ---------------   ---------------   ---------------   ---------------

Total liabilities and stockholders' equity                    $       285,774   $       286,746   $       312,635   $       312,028
                                                              ===============   ===============   ===============   ===============


                See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Three Months Ended                 Three Months Ended
                                                                      December 31, 2001                  December 31, 2000
                                                              ---------------------------------   ---------------------------------
                                                                 Holdings         Enterprises        Holdings         Enterprises
                                                              ---------------   ---------------   ---------------   ---------------

Revenues                                                      $       161,626   $       161,626   $       172,406   $       172,406

Costs and expenses:
       Cost of sales                                                  125,284           125,284           131,713           131,713
       Selling                                                         12,409            12,409            14,610            14,610
       Distribution and warehousing                                    13,968            13,968            15,109            15,109
       General and administrative                                       6,777             6,754             8,172             8,146
       Amortization of intangibles                                      1,051             1,051             1,031             1,031
                                                              ---------------   ---------------   ---------------   ---------------

                   Total costs and expenses                           159,489           159,466           170,635           170,609
                                                              ---------------   ---------------   ---------------   ---------------


Operating income                                                        2,137             2,160             1,771             1,797

Interest expense, net                                                   4,634             3,818             5,279             4,475
                                                              ---------------   ---------------   ---------------   ---------------


Loss before benefit for income taxes                                   (2,497)           (1,658)           (3,508)           (2,678)

Benefit for income taxes                                                 (864)             (532)           (1,290)             (971)
                                                              ---------------   ---------------   ---------------   ---------------

Net loss                                                      $        (1,633)  $        (1,126)  $        (2,218)  $        (1,707)
                                                              ===============   ===============   ===============   ===============


                See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Nine Months Ended                   Nine Months Ended
                                                                       December 31, 2001                   December 31, 2000
                                                              ---------------------------------   ---------------------------------
                                                                  Holdings        Enterprises        Holdings         Enterprises
                                                              ---------------   ---------------   ---------------   ---------------

Revenues                                                      $       434,381   $       434,381   $       484,136   $       484,136

Costs and expenses:
       Cost of sales                                                  328,874           328,874           367,932           367,932
       Selling                                                         39,670            39,670            43,847            43,847
       Distribution and warehousing                                    41,573            41,573            44,132            44,132
       General and administrative                                      20,572            20,535            23,434            23,401
       Amortization of intangibles                                      3,161             3,161             3,010             3,010
                                                              ---------------   ---------------   ---------------   ---------------

                   Total costs and expenses                           433,850           433,813           482,355           482,322
                                                              ---------------   ---------------   ---------------   ---------------


Operating income                                                          531               568             1,781             1,814

Interest expense, net                                                  14,462            11,973            14,961            12,608
                                                              ---------------   ---------------   ---------------   ---------------


Loss before benefit for income taxes                                  (13,931)          (11,405)          (13,180)          (10,794)

Benefit for income taxes                                               (5,129)           (4,130)           (4,837)           (3,893)
                                                              ---------------   ---------------   ---------------   ---------------

Loss before extraordinary item                                         (8,802)           (7,275)           (8,343)           (6,901)

Extraordinary gain on early extinguishment of debt,
       net of income taxes of $2.1 million                               --                --               3,194             3,194
                                                              ---------------   ---------------   ---------------   ---------------

Net loss                                                      $        (8,802)  $        (7,275)  $        (5,149)  $        (3,707)
                                                              ===============   ===============   ===============   ===============

                See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      Nine Months Ended                   Nine Months Ended
                                                                      December 31, 2001                   December 31, 2000
                                                              ---------------------------------   ---------------------------------
                                                                  Holdings        Enterprises        Holdings         Enterprises
                                                              ---------------   ---------------   ---------------   ---------------

Cash flows from operating activities:
     Net loss                                                 $        (8,802)  $        (7,275)  $        (5,149)  $        (3,707)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
          Extraordinary gain on early extinguishment
             of debt, net of income taxes                                --                --              (3,194)           (3,194)
          Depreciation and amortization                                 7,940             7,865             8,224             8,144
     Changes in assets and liabilities:
          Accounts receivable                                          16,870            16,870            16,008            16,008
          Inventories                                                  (6,834)           (6,834)          (18,876)          (18,876)
          Accounts payable                                              6,049             6,049             2,345             2,345
          Other assets and liabilities                                 (2,322)           (2,224)          (14,020)          (12,068)
                                                              ---------------   ---------------   ---------------   ---------------

Net cash provided by (used in) operating activities                    12,901            14,451           (14,662)          (11,348)
                                                              ---------------   ---------------   ---------------   ---------------

Cash flows from investing activities:
     Purchase of Miller Buckeye Biscuit Company, Inc.,
        net of cash acquired                                             --                --             (17,588)          (17,588)
     Purchase of Guiltless Gourmet, Inc.,
        net of cash acquired                                             --                --              (4,870)           (4,870)
     Acquisitions of plant and equipment                               (1,911)           (1,911)           (1,819)           (1,819)
                                                              ---------------   ---------------   ---------------   ---------------

Net cash used in investing activities                                  (1,911)           (1,911)          (24,277)          (24,277)
                                                              ---------------   ---------------   ---------------   ---------------

Cash flows from financing activities:
     Purchase of senior notes                                            --                --             (12,979)          (12,979)
     Payments from Interest Escrow Account                              1,625              --               3,250              --
     (Repayments) borrowings under Credit Agreement                   (19,159)          (19,159)           46,491            46,491
     Proceeds from (issuance) repurchase of common stock                  (68)             --                  49              --
                                                              ---------------   ---------------   ---------------   ---------------

Net cash (used in) provided by financing activities                   (17,602)          (19,159)           36,811            33,512
                                                              ---------------   ---------------   ---------------   ---------------

Net decrease in cash                                                   (6,612)           (6,619)           (2,128)           (2,113)

Cash, beginning of period                                               9,522             9,520             4,637             4,618
                                                              ---------------   ---------------   ---------------   ---------------

Cash, end of period                                           $         2,910   $         2,901   $         2,509   $         2,505
                                                              ===============   ===============   ===============   ===============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
          Interest                                            $        15,904   $        12,654   $        17,774   $        14,524
          Income taxes                                        $           149   $           149   $         4,309   $           440


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

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2001, and the results of operations and cash flows for the periods ended December 31, 2001 and 2000.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):


                                    December 31,         March 31,
                                        2001                2001
                                  ----------------    ---------------
        Raw materials             $          1,942    $         1,730
        Finished goods                      77,447             70,825
                                  ----------------    ---------------
                                  $         79,389    $        72,555
                                  ================    ===============


NOTE C - Related Party Transactions

For each of the three month periods ended December 31, 2001 and 2000, the Company paid $502,500 and for each of the nine month periods ended December 31, 2001 and 2000, the Company paid $1,507,500 to an affiliated entity for management fees, reasonable services provided and expenses incurred on its behalf.

NOTE D - Comprehensive (Loss) Income

For the three month periods ended December 31, 2001 and 2000, Holdings' and Enterprises' comprehensive loss was ($1,634,000) and ($1,127,000) and ($2,090,000) and ($1,579,000), respectively, and for the nine month periods ended December 31, 2001 and 2000, Holdings' and Enterprises' comprehensive loss was ($8,749,000) and ($7,222,000) and ($5,033,000) and ($3,591,000),
respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
--------------------------------------------------------------------------------

NOTE E - Segment Reporting

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's interim financial statements. For the three months ended December 31, 2000, the Corporate items include an adjustment to the previous quarter's intercompany sales elimination.

For the three month
period ended December 31,                                                   2001                                2000
                                                              ---------------------------------   ---------------------------------
(in thousands)                                                   Holdings         Enterprises        Holdings         Enterprises
                                                              ---------------   ---------------   ---------------   ---------------

Revenues
     Millbrook ..........................................     $       150,434   $       150,434   $       159,874   $       159,874
     Manischewitz .......................................              13,252            13,252            10,842            10,842
                                                              ---------------   ---------------   ---------------   ---------------
          Total segment revenues ........................             163,686           163,686           170,716           170,716
     Corporate items, principally
          the elimination of
          intercompany sales ............................              (2,060)           (2,060)            1,690             1,690
                                                              ---------------   ---------------   ---------------   ---------------
                                                              $       161,626   $       161,626   $       172,406   $       172,406
                                                              ===============   ===============   ===============   ===============
Operating income
     Millbrook ..........................................     $         3,762   $         3,762   $         4,159   $         4,159
     Manischewitz .......................................               1,454             1,454               924               924
                                                              ---------------   ---------------   ---------------   ---------------
          Total segment operating
               income ...................................               5,216             5,216             5,083             5,083
     Corporate items and
          eliminations ..................................              (3,079)           (3,056)           (3,312)           (3,286)
                                                              ---------------   ---------------   ---------------   ---------------
                                                              $         2,137   $         2,160   $         1,771   $         1,797
                                                              ===============   ===============   ===============   ===============


For the nine month
period ended December 31,                                                   2001                                2000
                                                              ---------------------------------   ---------------------------------
(in thousands)                                                   Holdings         Enterprises        Holdings          Enterprises
                                                              ---------------   ---------------   ---------------   ---------------

Revenues
     Millbrook ..........................................     $       408,749   $       408,749   $       462,915   $       462,915
     Manischewitz .......................................              30,744            30,744            26,191            26,191
                                                              ---------------   ---------------   ---------------   ---------------
          Total segment revenues ........................             439,493           439,493           489,106           489,106
     Corporate items, principally
          the elimination of
          intercompany sales ............................              (5,112)           (5,112)           (4,970)           (4,970)
                                                              ---------------   ---------------   ---------------   ---------------
                                                              $       434,381   $       434,381   $       484,136   $       484,136
                                                              ===============   ===============   ===============   ===============
Operating income
     Millbrook ..........................................     $         6,575   $         6,575   $         9,027   $         9,027
     Manischewitz .......................................               3,306             3,306             2,099             2,099
                                                              ---------------   ---------------   ---------------   ---------------
          Total segment operating
               income ...................................               9,881             9,881            11,126            11,126
     Corporate items and
          eliminations ..................................              (9,350)           (9,313)           (9,345)           (9,312)
                                                              ---------------   ---------------   ---------------   ---------------
                                                              $           531   $           568   $         1,781   $         1,814
                                                              ===============   ===============   ===============   ===============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
--------------------------------------------------------------------------------

NOTE F - Extraordinary Item - Early Extinguishment of Debt

During the nine month period ended December 31, 2000, Enterprises repurchased approximately $18.8 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million, net of income taxes of approximately $2.1 million.

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

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be evaluated annually for impairment. It also will require that goodwill no longer be amortized. For the three and nine month periods ended December 31, 2001, goodwill amortization was $0.6 million and $1.9 million as compared to $0.6 million and $1.8 million for the three and nine month periods ended December 31, 2000. SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Company will adopt SFAS No. 142, 143 and 144 as each becomes effective. Management is currently evaluating the impact that these statements will have on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended December 31, 2001 decreased $10.8 million or 6.3% to $161.6 million as compared to $172.4 million for the three month period ended December 31, 2000. Revenues for the nine month period ended December 31, 2001 decreased $49.7 million or 10.3% to $434.4 million as compared to $484.1 million for the nine month period ended December 31, 2000. Revenues include:

         (i) Millbrook's revenues of $150.4 million and $408.8 million for the three and nine month periods ended December 31, 2001 as compared to $159.9 million and $462.9 million for the three and nine month periods ended December 31, 2000;

         (ii) Manischewitz' revenues of $13.3 million and $30.7 million for the three and nine month periods ended December 31, 2001 as compared to $10.8 million and $26.2 million for the three and nine month periods ended December 31, 2000; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($2.1) million and ($5.1) million for the three and nine month periods ended December 31, 2001 as compared to $1.7 million and ($5.0) million for the three and nine month periods ended December 31, 2000.

Millbrook's revenues decreased $9.5 million and $54.1 million or 5.9% and 11.7% for the three and nine month periods ended December 31, 2001 as compared to the comparable periods of the prior year. The decrease in revenues for the three and nine month periods is principally due to decreased sales to certain customers as a result of several factors, including customer losses during the second half of the prior fiscal year, customer decisions to move toward self-distribution, industry consolidation and customer financial difficulties, the aggregate of which exceeded the growth of sales to certain other customers.

Manischewitz' revenues increased $2.5 million and $4.5 million or 22.2% and 17.4% for the three and nine month periods ended December 31, 2001 as compared to the comparable periods of the prior year. The increase in revenues for the three and nine month periods are due to the following:

         (i) sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 ($0.6 million and $4.8 million for the three and nine month periods); and

         (ii) increased sales of Manischewitz and Season brand products ($1.9 million and $0.4 million for the three and nine month periods) reduced by a gain on the sale of land in Israel ($0.7 million) during the nine months ended December 31, 2000. The sales increase for the three and nine month periods is principally due to the timing of the Jewish holiday of Passover. As the holiday begins approximately two weeks earlier this year, more Passover orders were shipped during the third quarter as compared to the comparable period of the prior year.

Gross Profit. Gross profit for the three and nine month periods ended December 31, 2001 was $36.3 million and $105.5 million as compared to $40.7 million and $116.2 million for the three and nine month periods ended December 31, 2000, a decrease of $4.4 million and $10.7 million or 10.7% and 9.2%. As a percentage of revenues, the gross profit margin was 22.5% and 24.3% for the three and nine month periods ended December 31, 2001 as compared to 23.6% and 24.0% for the three and nine month periods ended December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in gross profit dollars and its impact on gross profit margin for the three and nine month periods are primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($5.2 million and $12.8 million for the three and nine month periods) and decreased gross profit margin for the three month period resulting from the shift in Millbrook's customer base from serviced to non-serviced customers (1.2%); partially offset by

         (ii) increased gross profit dollars associated with higher Manischewitz and Season sales ($0.4 million for the three month period and $0.3 million or 0.3% for the nine month period) reduced by the gain on the sale of land in Israel during the nine months ended December 31, 2000 (($0.7) million or (0.1%) for the nine month period); and

         (iii) increased gross profit dollars on sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 ($0.3 million for the three month period and $2.5 million or 0.1% for the nine month period).

Operating Expenses. Distribution and warehousing expenses for the three and nine month periods ended December 31, 2001 were $14.0 million and $41.6 million as compared to $15.1 million and $44.1 million for the three and nine month periods ended December 31, 2000. As a percentage of revenues, distribution and warehousing expenses decreased to 8.6% for the three months ended December 31, 2001 as compared to 8.8% for the comparable period of the prior year and increased to 9.6% for the nine month period ended December 31, 2001 as compared to 9.1% for the comparable period of the prior year. Distribution and warehousing costs for the three and nine month periods were impacted by the following:

         (i) lower headcount resulting from the closure of Millbrook's distribution center in Greenville, North Carolina and the consolidation of its Cincinnati, Ohio refrigerated facility into its Youngstown, Ohio distribution center; and

         (ii) lower transportation costs realized from cost reduction programs implemented by Millbrook's management to achieve more efficient routing and enhanced utilization of its fleet; partially offset by

         (iii) increased distribution costs associated with sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000.

Selling, general and administrative expenses for the three and nine month periods ended December 31, 2001 were $19.2 million and $60.2 million, as compared to $22.8 million and $67.3 million for the three and nine month periods ended December 31, 2000. As a percentage of revenues, selling, general and administrative expenses decreased to 11.9% for the three month period ended December 31, 2001 as compared to 13.2% for the comparable period of the prior year and remained unchanged at 13.9% for the nine month periods ended December 31, 2001 and 2000. The decrease in selling, general and administrative costs for the three and nine month periods are principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the nine month period ended December 31, 2001 directly related to customer losses;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         (ii) lower headcount in Millbrook's general and administrative departments as a result of the consolidation in August 2000 and April 2001 of the Epstein and Miller Buckeye operations, respectively, which were acquired in the prior fiscal year; and

         (iii) lower headcount in Millbrook's selling, general and administrative functions realized from a cost reduction program implemented by Millbrook's management to streamline its workforce; partially offset by

         (iv) incremental compensation and related employee benefit costs resulting from the Guiltless Gourmet acquisition in November 2000.

Amortization of intangibles was $1.1 million and $3.2 million for the three and nine month periods ended December 31, 2001 as compared to $1.0 million and $3.0 million for the three and nine month periods ended December 31, 2000. This increase in amortization is due to the Guiltless Gourmet acquisition in November 2000.

Interest Expense. Interest expense for the three and nine month periods ended December 31, 2001 was $4.6 million (consisting of $0.8 million for Holdings and $3.8 million for Enterprises) and $14.5 million (consisting of $2.5 million for Holdings and $12.0 million for Enterprises) as compared to $5.3 million (consisting of $0.8 million for Holdings and $4.5 million for Enterprises) and $15.0 million (consisting of $2.4 million for Holdings and $12.6 million for Enterprises) for the three and nine month periods ended December 31, 2000. The decrease in interest expense for the three and nine months ended December 31, 2001 is primarily attributable to lower interest rates on the Company's revolving credit borrowings partially offset by higher levels of debt outstanding under the Company's Credit Agreement as a result of its acquisitions during the year ended March 31, 2001.

Taxes. The benefit for income taxes for the three and nine month periods ended December 31, 2001 was $0.9 million and $5.1 million for Holdings and $0.5 million and $4.1 million for Enterprises as compared to $1.3 million and $4.8 million for Holdings and $1.0 million and $3.9 million for Enterprises for the three and nine month periods ended December 31, 2000. These benefits principally relate to the results of operations.

Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the nine month period ended December 31, 2000 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% Notes.

Net Loss. As a result of the foregoing, the net loss for the three and nine month periods ended December 31, 2001 was $1.6 million and $8.8 million for Holdings and $1.1 million and $7.3 million for Enterprises as compared to $2.2 million and $5.1 million for Holdings and $1.7 million and $3.7 million for Enterprises for the three and nine month periods ended December 31, 2000.

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

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires goodwill and indefinite-lived intangible assets to be evaluated annually for impairment. It also will require that goodwill no longer be amortized. SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Company will adopt SFAS No. 142, 143 and 144 as each becomes effective. Management is currently evaluating the impact that these statements will have on the Company's financial statements.

Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended December 31, 2001, excluding non-cash charges for depreciation and amortization, utilized cash of $0.9 million for Holdings and provided cash of $0.6 million for Enterprises. Operations for the nine months ended December 31, 2000, excluding the net gain on the early extinguishment of debt and non-cash charges for depreciation and amortization, utilized cash of $0.1 million for Holdings and provided cash of $1.2 million for Enterprises. During the nine month periods ended December 31, 2001 and 2000, other changes in assets and liabilities resulting from operating activities provided cash of $13.8 million for Holdings and $13.9 million for Enterprises and utilized cash of $14.5 million for Holdings and $12.6 million for Enterprises, respectively, resulting in net cash provided by operating activities of $12.9 million for Holdings and $14.5 million for Enterprises and net cash used in operating activities of $14.6 million for Holdings and $11.4 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of property and equipment and the acquisitions of Miller Buckeye and Guiltless Gourmet in the prior fiscal period, resulted in a use of cash of $1.9 million and $24.3 million for the nine month periods ended December 31, 2001 and 2000 for each of Holdings and Enterprises, respectively.

During the nine month period ended December 31, 2001, financing activities, which principally consisted of $1.6 million of payments from the Interest Escrow Account by Holdings and repayments of $19.2 million under the Credit Agreement, resulted in a use of cash of $17.6 million for Holdings and $19.2 million for Enterprises. The reduction in outstanding borrowings under the Company's Credit Agreement was supplemented by the utilization of $7.2 million of cash surrender value available under Millbrook's deferred compensation arrangements. During the nine month period ended December 31, 2000, financing activities which principally consisted of the repurchase of $18.8 million of long-term debt for $13.0 million by Enterprises, offset by $3.3 million of payments from the Interest Escrow Account by Holdings and additional borrowings of $46.5 million under the Credit Agreement, provided cash of $36.8 million for Holdings and $33.5 million for Enterprises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

The primary sources of liquidity for Holdings and Enterprises are the cash flows from the operations of Millbrook and Manischewitz and borrowings under the Company's Credit Agreement. At December 31, 2001, Millbrook and Manischewitz had approximately $2.9 million of cash and approximately $17.9 million of available borrowing capacity under the Credit Agreement. The Company is currently in compliance with the covenants contained in the Credit Agreement and the indentures relating to its senior notes. From a distribution perspective, Millbrook's business continues to be impacted by industry consolidation of retail customers, customer decisions to move towards self-distribution and customer financial difficulties. Millbrook continues to implement its strategy of expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Further, Millbrook's management has instituted a number of cost reduction programs designed to streamline its organization to reduce its operating costs and better meet the demands of its changing markets. From a branded food products perspective, Manischewitz' operations are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. Although there can be no assurance, Holdings and Enterprises believe that its operating cash flows and borrowings under its Credit Agreement will be sufficient to meet its obligations and remain in compliance with its covenants. The ability of Holdings and Enterprises to meet those obligations and maintain compliance will depend on a number of factors, including those discussed above, general economic conditions and other factors beyond Holdings' and Enterprises' control.

Effective October 30, 2001, the Company's Credit Agreement was amended to provide up to $10 million of additional availability and to extend the revolving credit facility to September 30, 2003. In conjunction with the amendment, Millbrook and Manischewitz provided mortgages on certain of its real property and pledged certain unencumbered fixtures and equipment, and the Company pledged the membership interests of Manischewitz.

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



                                              R.A.B. HOLDINGS, INC.



February 13, 2002                             /s/ Richard A. Bernstein
                                              ----------------------------------
                                              Richard A. Bernstein
                                              Chairman



February 13, 2002                             /s/ Steven M. Grossman
                                              ----------------------------------
                                              Steven M. Grossman
                                              Chief Financial Officer



                                              R.A.B. ENTERPRISES, INC.



February 13, 2002                             /s/ Richard A. Bernstein
                                              ----------------------------------
                                              Richard A. Bernstein
                                              Chairman



February 13, 2002                             /s/ Steven M. Grossman
                                              ----------------------------------
                                              Steven M. Grossman
                                              Chief Financial Officer