Form 10-K
period 2002-03-31
RAB HOLDINGS INC; RAB ENTERPRISES INC
filed 2002-06-27
CIK 1067702, 1067700

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended March 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ---------------------

                        Commission file number 333-66221
                                               ---------

       R.A.B. HOLDINGS, INC.                       R.A.B. ENTERPRISES, INC.
------------------------------------        ------------------------------------
   (Exact name of registrant as                  (Exact name of registrant as
     specified in its charter)                     specified in its charter)

              DELAWARE                                    DELAWARE
------------------------------------        ------------------------------------
  (State or other jurisdiction of              (State or other jurisdiction of
   incorporation or organization)              incorporation or organization)

             13-3893246                                  13-3988873
------------------------------------        ------------------------------------
(I.R.S. Employer identification no.)        (I.R.S. Employer identification no.)

444 Madison Avenue, New York, New York                                  10022
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

                       Yes       X                          No
                          -------------                       -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

                                      INDEX

                                                                                                            Page
                                                                                                            ----
PART I

Item 1.        Business..................................................................................     1
                      (a) General Development of Business................................................     1
                      (b) Financial Information about Industry Segments..................................     1
                      (c) Narrative Description of Business..............................................     2
                      (d) Other Matters..................................................................     8
                      (e) Financial Information about Foreign and Domestic Operations....................     9

Item 2.        Properties................................................................................     9

Item 3.        Legal Proceedings.........................................................................    10

Item 4.        Submission of Matters to a Vote of Security Holders.......................................    10

PART II

Item 5.        Market for Registrants' Common Equity and Related Stockholder Matters.....................    10

Item 6.        Selected Financial Data...................................................................    10

Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................................    11

Item 7a.       Quantitative and Qualitative Disclosures about Market Risk................................    20

Item 8.        Financial Statements and Supplementary Data...............................................    20

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...................................................................    20

PART III

Item 10.       Directors and Executive Officers of the Registrants.......................................    21

Item 11.       Executive Compensation....................................................................    23

Item 12.       Security Ownership of Certain Beneficial Owners and Management............................    25

Item 13.       Certain Relationships and Related Transactions............................................    26

PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................    28

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

        On January 31, 2000, Millbrook acquired certain of the assets and operations of I. Epstein & Sons, Inc. ("Epstein"). Epstein was a full service distributor of kosher and specialty food products. The acquisition included its Season(R) brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by Manischewitz.

        On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye"). Miller Buckeye was a distributor of specialty foods, cookies, crackers and snacks to supermarket and other retail establishments in Ohio, Pennsylvania, West Virginia and Western New York.

        On November 1, 2000, Manischewitz acquired substantially all of the assets and operations of Guiltless Gourmet, Inc. ("Guiltless"). Guiltless owned the number two selling national brand and was a leader in the development of original baked, not fried, tortilla chips. Guiltless organic baked tortilla chips, bean dips and salsas are found in natural food supermarkets, supermarket chains and other grocery and food outlets.

        (b)     Financial information about Industry Segments

        Industry segment information with respect to the operations of Holdings and Enterprises is included in the notes to the Consolidated Financial Statements of Holdings and Enterprises for the years ended March 31, 2002, 2001 and 2000 included in Item 8 herein.

        (c)     Narrative Description of Business

Millbrook Distribution Services Inc.

        The Industry. Distributors provide value-added services to both manufacturers and retailers. Manufacturers benefit from distributors broad geographic coverage, efficient order processing and inventory management. Distributors provide retailers access to broad product lines, the ability to place small quantity orders and shelf and inventory management. Large distributors with broad geographic coverage and an extensive offering of items generally have a competitive advantage.

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

        Millbrook is one of only a few distributors that focuses specifically on the distribution of specialty food, health and beauty care and general merchandise products. The fast growing specialty food business encompasses a wide range of items in categories such as imported and domestic gourmet foods, as well as natural, health and ethnic foods. Specialty foods typically generate higher margins for retailers than those realized on other mainstream grocery categories sold in supermarkets. In addition, the demographic trends in the United States have sparked consumer demand for more specialty food products. As a result, supermarkets are adding more specialty food items to their product offerings, and aggressively promoting them in an attempt to capture a higher market share.

        Retailers are employing a number of marketing techniques to increase the sales of high margin specialty food items. Stores are using kiosks and free standing displays to attractively present the products to the consumer. In addition, retailers have segregated specialty foods into specific categories, such as ethnic foods, natural foods, cookies and sauces. By utilizing a "store-within-a-store" approach for specialty food, the products receive prime shelf space within the store. Retailers also integrate specialty foods into general product categories to familiarize consumers with unique and higher margin products with the objective of increasing awareness and generating trial usage among the broader consumer market. Merchandising expertise is a key criteria for a retailer in determining its choice of a specialty food distributor.

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

        Specialty Foods. For the years ended March 31, 2002, 2001 and 2000, specialty food sales were approximately $287.3 million, $298.9 million and $192.9 million and represented 52.4%, 49.2% and 35.8% of Millbrook's total revenues, respectively. Millbrook's specialty food category consists of approximately 15,000 items including ethnic, gourmet, organic and natural foods and supplements. Millbrook offers ethnic foods such as kosher, Asian, Italian, Irish, Mexican, Greek and German products, and gourmet foods such as teas, coffees, spices, baking ingredients, condiments, candies, crackers, cookies, jams and jellies. Millbrook's organic and natural food products and supplements include items such as grains, cereals, snacks, beverages, energy bars, baking ingredients, pasta and sauces.

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

        Health and Beauty Care. For the years ended March 31, 2002, 2001 and 2000, health and beauty care sales were approximately $202.5 million, $223.5 million and $244.6 million and represented 37.0%, 36.8% and 45.4% of Millbrook's total revenues, respectively. Millbrook currently carries approximately 16,600 health and beauty care items, including a full line of national and private label brands. Millbrook's private label health and beauty care products are offered under its ValuStar(R) brand, which represents less than 1% of Millbrook's total revenues.

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

        General Merchandise. For the years ended March 31, 2002, 2001 and 2000, general merchandise sales were approximately $58.0 million, $85.4 million and $101.0 million and represented 10.6%, 14.0% and 18.8% of Millbrook's total revenues, respectively. The decline in general merchandise sales reflects the change in Millbrook's customer base due to customer decisions to move toward self-distribution, customer financial difficulties and customer losses. Millbrook currently carries approximately 8,200 general merchandise items. Although the traditional supermarket cannot afford to devote as much space to the general merchandise category as compared to the mass merchandisers, supermarkets have the advantage of more frequent customer traffic. This consumer traffic ensures that supermarkets will remain a key outlet for general merchandise. In addition, targeting certain departments such as pet, bath, candle and stationery as destination categories adds to the importance of general merchandise in supermarkets.

        Retail Services. Millbrook traditionally has supplemented its product distribution with full supporting services such as schematic development (including planogramming), space management, new store installations, remodeling of existing stores, order writing, stocking, new item placement and development and management of promotions.

        Over time, gross profit margins for these services have eroded principally as a result of the retail strategy of "everyday low pricing." As a result, Millbrook has developed a system to "unbundle" each of the elements of the full-service program and use activity-based costing to charge the customer for each supporting service on a stand-alone basis. In addition, Millbrook offers these services without product distribution to retail channels other than supermarkets. Millbrook offers these services to its customers through its Millbrook Retail Solutions(SM) group, which is solely focused on providing merchandising services.

        By using a predominantly part-time hourly workforce, management believes Millbrook Retail Solutions has cost advantages over manufacturers and retailers. Consequently, outsourcing these functions to Millbrook Retail Solutions' experienced personnel, combined with Millbrook's established customer base and technology infrastructure, appropriately position Millbrook in the competitive retail service industry. In particular, we believe that Millbrook's advanced technology in planogramming and its category management capabilities enable it to provide service offerings that are not readily available from the competition.

        Customers. Millbrook's top ten customers, which collectively represented approximately 63%, 61% and 72% of its revenues during the years ended March 31, 2002, 2001 and 2000, respectively, have been customers for an average of 16 years. For the year ended March 31, 2002, supermarkets represented approximately 84% of revenues and mass merchandisers represented approximately 16% of revenues. While Millbrook enjoys long-term relationships with most of its customers, consistent with industry practice, substantially all of Millbrook's customer supply agreements are on a month-to-month basis. Millbrook does have multi-year supply agreements with certain of its significant customers. None of these supply agreements is for a period of greater than three years.

        For the years ended March 31, 2002 and March 31, 2001, Millbrook's two largest customers, Shaw's Supermarkets and Ames Department Stores ("Ames"), together represented approximately 31.9% and 27.9% of its total revenues, respectively. During the year ended March 31, 2002, Ames filed for protection under Chapter 11 of the Bankruptcy Code and is presently developing its reorganization plan. As of March 31, 2002, Millbrook has a significant continuing business relationship with Ames.

        Suppliers. Millbrook purchases products from leading suppliers in each of its categories. For the year ended March 31, 2002, the five largest suppliers in each of Millbrook's three principal product categories were:

        (i) for specialty foods, World Finer Foods, The B. Manischewitz Company, LLC, Unilever (Best Foods and Lipton), The Hain Celestial Group and R.C. Bigelow;

        (ii) for health and beauty care products, Procter & Gamble, Johnson & Johnson, Pfizer/Warner Lambert, Unilever HPC and Gillette; and

        (iii) for general merchandise, Legg's Hosiery, Hartz Mountain Corp., Mead Products, Bradshaw International and Faucet Queen.

        For the year ended March 31, 2002, the five largest suppliers represented (i) for specialty foods, 11% of total purchases; (ii) for health and beauty care products, 19% of total purchases; and (iii) for general merchandise, 2% of total purchases.

The B. Manischewitz Company, LLC

        The Industry. According to Progressive Grocer, the U.S. grocery industry has been characterized by relatively stable growth based on modest price and population increases, with total sales of approximately $517.5 billion in 2001 reflecting a compound annual growth rate of 4.1% for the five years ended 2001. According to Integrated Marketing Communications, Inc., kosher foods are one of the fastest growing categories of the specialty food segment and are characterized by a stable base of loyal consumers represented primarily by the Jewish population. According to Integrated Marketing Communications, Inc. and Packaged Facts, since 1992, sales of kosher foods have increased significantly among non-Jewish consumers due to heightened awareness of the quality of ingredients, rabbinical supervision and processing techniques used in manufacturing kosher foods, together with growing interest in healthier foods and the trend toward healthier lifestyles.

        Kosher foods are manufactured in accordance with Jewish dietary laws, which require strict adherence to quality and cleanliness standards. Achieving such standards requires specialized knowledge and the supervision of a designated kosher certification agency. Due to the production methods used, kosher products generally are considered to contain higher quality and healthier ingredients. According to Integrated Marketing Communications, Inc., approximately 40% of the overall kosher category is kosher for Passover products, which are prepared under even more stringent guidelines than all year round kosher products.

        Products. Manischewitz' core businesses consist of traditional products sold primarily to Jewish consumers under the Manischewitz brand; canned fish and condiments under the Season brand; and natural and organic snack foods sold under the Guiltless Gourmet(R) brand. Manischewitz is a manufacturer of products historically consumed during certain Jewish holidays, principally Passover which occurs during the spring, and Rosh Hashanah which occurs during the fall. Manischewitz believes that, among the Jewish population, approximately 100% recognize the Manischewitz brand name and 90% have tried one or more Manischewitz products. Manischewitz believes that, among the non-Jewish population, approximately 80% are familiar with the Manischewitz brand name and over 50% have tried one or more Manischewitz products. Guiltless and Season products are consumed all-year round.

        Manischewitz has built its brand awareness and consumer base by offering a broad assortment of products that can be consumed throughout the year, as well as expanding its product offerings to accommodate changing tastes and the popularity of various food items. Manischewitz' recent product offerings include Mediterranean products, full strength canned soups, preserves and snack items. Many of the new product offerings are intended to appeal to the mainstream population to expand the customer base for Manischewitz' product line.

        Manischewitz also licenses its name to other entities for use in the manufacture, distribution and sale of certain kosher products including wine and other food products. For each of the years in the three year period ended
March 31, 2002, licensing revenues represented approximately 2% of Manischewitz' total revenues.

        Baked Products. Baked products include daily matzo, Passover matzo (which is produced to more exacting standards dictated by religious tenets for Passover) and crackers. The majority of these products are baked at Manischewitz' Jersey City, New Jersey facilities. Matzo products in this category are sold under the Manischewitz(R), Horowitz Margareten(R) and Goodman's brand names. Matzo product sales generated approximately 29.7%, 33.5% and 32.9% of Manischewitz' total revenues in fiscal 2002, 2001 and 2000, respectively. Manischewitz has a license agreement with Goodman's to use its name on matzo products and matzo-related products through 2003. In fiscal 2002, matzo products and matzo-related products sold under the Goodman's name represented less than 1% of Manischewitz' total revenues.

        Manufactured Products. Manufactured products consist of a variety of soups, sauces, fish, borscht and other processed foods. The majority of these products are produced at Manischewitz' Vineland, New Jersey facility. Manufactured product sales accounted for approximately 16.6%, 17.6% and 28.1% of Manischewitz' total revenues in fiscal 2002, 2001 and 2000, respectively.

        Co-Packed Products. Manischewitz markets a number of co-packed products, including cookies, confectionery products, noodles, pasta, tortilla chips, salsa, condiments, dry soup mixes and canned fish principally under the Manischewitz, Horowitz Margareten, Goodman's, Season and Guiltless Gourmet brand names. Manischewitz expects to continue to employ co-packers as a capital efficient means of bringing its new products to market. Co-packed products generated approximately 52.3%, 46.4% and 37.3% of Manischewitz' total revenues in fiscal 2002, 2001 and 2000, respectively.

        Marketing and Product Development. In fiscal 2002, 2001 and 2000, spending on marketing and trade promotion represented approximately 5.9%, 5.1% and 3.7% of total revenues, respectively. Consistent with its overall business strategy, management continued to increase spending on advertising, marketing and promotion of Manischewitz' existing products and new product offerings, including package design costs.

        The Manischewitz product line continues to be expanded to strengthen and broaden its popular appeal. Packaging has been updated to better communicate good taste and high quality, enhance visibility on store shelves and attract a broader spectrum of Jewish and non-Jewish consumers. Manischewitz has introduced no-fat and low-fat items to reinforce the positive health aspects of its products. Where appropriate, recipes have been improved and new flavors introduced. In addition, Manischewitz has introduced new products targeted at both Jewish and non-Jewish consumers and has begun to capitalize on the positive Manischewitz brand image among consumers. Further, the Guiltless Gourmet brand allows Manischewitz to capitalize on the growth of natural and organic foods by developing new products to broaden the brand's presence and take advantage of Manischewitz' distribution base. In addition, in fiscal 2002, Manischewitz began sponsoring "Jewish Cooking in America" on PBS.

        Distribution. Manischewitz principally sells its products to independent distributors operating throughout the U.S. and Canada. Two of its independent distributors represented approximately 39.4%, 37.9% and 40.0% of total revenues in fiscal 2002, 2001 and 2000, respectively. For each of the years in the three year period ended March 31, 2002, one of the two largest independent distributors was Manischewitz' affiliate, Millbrook. Among its customer base, supermarkets represented approximately 90% of Manischewitz' fiscal 2002 total revenues and other customers represented approximately 10%. We believe that Manischewitz' five largest supermarket customers are Kroger, Albertson's, Publix, Wakefern (Shop Rite) and Royal Ahold.

        We estimate that Manischewitz' products are sold in a majority of the supermarkets throughout the U.S. Due to their importance to Jewish consumers, Manischewitz' products are "must carry" items for many supermarkets in the U.S. We continue to seek to obtain shelf space from supermarkets in sections other than in the kosher aisle. The ability to display Manischewitz' products in the non-kosher supermarket aisles for products such as crackers, noodles, soups and side dishes, will enhance awareness of Manischewitz' products, particularly among non-Jewish consumers. We believe the Guiltless Gourmet brand will benefit from expanded distribution in both the natural and snack food aisles in supermarkets. To support these efforts, we will continue to increase retail and trade promotional expenditures to enhance product presence and increase sales.

Raw Materials

        The Companies, through its Manischewitz subsidiary, utilize a number of raw materials in the manufacture of its matzo and matzo-related products, principally flour. Manischewitz utilizes significant quantities of various fish in the manufacture of its gefilte fish and the co-packing of its other canned fish products. Manischewitz also purchases organic corn and spices for the co-packing of its Guiltless tortilla chips. Supplies of these ingredients are readily available from a number of sources and are purchased based on quality and price.

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

        Retail Services. The retail services industry is competitive and is predominantly comprised of a large number of small organizations that are either retailer, channel or region specific. In the opinion of management, there are numerous retail service companies competing with Millbrook Retail Solutions(SM). The principal competitive factors within the industry include (i) breadth and quality of client services; (ii) price; (iii) the ability to execute specific client priorities rapidly and consistently over a wide geographical region; and
(iv) technological capability.

        We believe the combination of the quality of Millbrook Retail Solutions' client services and Millbrook's breadth of expertise, including its retail-oriented technology, experience at store level and logistics capabilities is unique in the industry.

The B. Manischewitz Company, LLC

        Manischewitz competes within a small group of branded kosher food manufacturers. In the matzo category, all of the domestic producers have been in the industry for over 80 years. Manischewitz' brand names and the complexities of complying with kosher manufacturing requirements have all contributed to the stability of the competitive environment faced by Manischewitz. Management's business strategy includes promoting and marketing Manischewitz products in the non-kosher aisles of supermarkets. However, outside the kosher aisle, Manischewitz products compete with the products of a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines as well as substantially greater financial and other resources available to them.

        Manischewitz' primary competitor in the production and distribution of matzo is Streit's, a New York based family-owned regional marketer. Within the gefilte fish market, Manischewitz competes primarily with Rokeach and its related brands, including Mothers, Old Vienna and Mrs. Adlers. For Manischewitz' Guiltless Gourmet brand, the primary competitor in the marketing and distribution of its all-natural snack products are the brands owned by The Hain Celestial Group. These brands include Terra Chips and Garden of Eatin'. For Manischewitz' Season brand, the primary competitors in the marketing and distribution of its canned fish products are Beach Cliff, Brunswick and King Oscar.

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

        (d)     Other Matters

Employees

        As of March 31, 2002, we had a total of 1,600 full-time employees, 170 part-time employees and the ability to draw upon 300 service merchandisers on-call nationwide.

        Millbrook has approximately 200 unionized workers. Most of the unionized workers are located at the East Brunswick, NJ and Youngstown, OH distribution centers which were acquired as part of the Epstein and Miller Buckeye asset acquisitions. These unionized workers are represented under contracts with Teamsters Local 802, which was ratified in December 2000 and will expire in June 2006 and Teamsters Local 377, which was ratified in April 2000 and will expire in July 2004.

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

        (e)     Financial Information about Foreign and Domestic Operations

        Millbrook provides distribution services to retail locations in 42 states throughout the United States, primarily east of the Rocky Mountains. Manischewitz' products are primarily sold through distributors throughout the United States. Revenues generated by sales to distributors primarily in Canada, Europe and the Middle East accounted for less than 2% of Manischewitz' revenues in each of the years in the three year period ended March 31, 2002.

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
Corporate Headquarters/Distribution Center..........  Leicester, MA          Lease         188,000     11/30/06
Distribution Center.................................  Youngstown, OH         Lease         262,000     03/31/07
Distribution Center.................................  Worcester, MA          Lease         241,300     08/31/07
Distribution Center.................................  E. Brunswick, NJ       Lease         177,600     07/31/08

        During the year ended March 31, 2001, Millbrook closed its Ozark, AL distribution center and it is presently being marketed for sale. In addition, Millbrook uses 65 transfer depots located in 21 states.

        Millbrook owns or leases its fleet of approximately 100 tractors, 250 trailers and 160 vans.

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

Item 3. Legal Proceedings

        Holdings and Enterprises are subject to various legal actions, regulatory investigations and proceedings and claims threatened or pending in the normal course of their business. Neither Holdings nor Enterprises is a party to any action or proceeding which, in the opinion of management, to the extent not provided for through insurance, indemnification or established reserves, is likely to have a material adverse effect on their consolidated financial condition or consolidated results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

                                     PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

        None.

Item 6. Selected Financial Data

        The selected consolidated financial data of Holdings and Enterprises presented below as of March 31, 2002 and 2001 and for each of the years in the three year period ended March 31, 2002 were derived from the audited consolidated financial statements of Holdings and Enterprises (the "Consolidated Financial Statements") set forth herein. The selected consolidated financial data as of March 31, 2000 and 1999 and for the year ended March 31, 1999 were derived from the Consolidated Financial Statements of Holdings and Enterprises which are not presented herein. The selected financial data as of March 31, 1998 and for the year then ended was derived from the financial statements of Millbrook which are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.

                                                   Holdings                                      Enterprises
                                --------------------------------------------------------------------------------------------------

For the years ended March 31,     1998      1999     2000       2001      2002      1998     1999      2000       2001      2002
-----------------------------     ----      ----     ----       ----      ----      ----     ----      ----       ----      ----

                                                                      (Dollars in Thousands)

Statement of Operations Data:
-----------------------------
Revenues.....................   $470,201  $508,293  $580,531  $652,331  $596,302  $470,201  $508,293  $580,485  $652,331  $596,302
Gross profit.................    110,039   123,457   138,089   162,723   147,665   110,039   123,457   138,043   162,723   147,665
Operating expenses...........    102,664   113,533   122,124   153,965   137,740   102,656   113,533   122,103   153,888   137,674
Operating income.............      7,375     9,924    15,965     8,758     9,925     7,383     9,924    15,940     8,835     9,991
Interest expense, net........      5,079    20,020    18,960    20,357    19,047     5,079    14,949    15,888    17,193    15,722
Provision (benefit) for
   income taxes..............      1,122    (3,174)   (1,146)   (3,411)   (2,602)    1,122    (1,399)      288    (2,139)   (1,642)
Income (loss) before
   extraordinary item........      1,174    (6,922)   (1,849)   (8,188)   (6,520)    1,182    (3,626)     (236)   (6,219)   (4,089)
Extraordinary gain, net
   of income taxes...........                         12,914     3,194                                   4,742     3,194
Net income (loss)............      1,174    (6,922)   11,065    (4,994)   (6,520)    1,182    (3,626)    4,506    (3,025)   (4,089)
Balance Sheet Data:
Working capital..............   $ 30,798  $ 51,288  $ 54,549  $ 76,310 $  46,106  $ 30,796  $ 46,382  $ 55,066  $ 77,137  $ 50,412
Property, plant and equipment,
      net....................     23,395    38,467    37,199    32,629    29,486    23,395    38,467    37,199    32,629    29,486
Total assets.................    108,772   297,992   290,178   311,008   261,451   108,875   279,838   285,715   310,668   263,920
Total debt...................     38,110   184,049   170,089   204,973   168,592    38,110   136,049   145,089   179,973   143,592

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

General

        Holdings' and Enterprises' operating subsidiaries are Millbrook and Manischewitz. Operating costs and expenses consist of cost of sales, distribution and warehousing and selling, general and administrative expenses. Cost of sales includes the cost of products manufactured and purchased by Manischewitz, including raw materials, products purchased under co-packing arrangements and manufacturing payroll and related employee benefit costs, and the cost of products distributed by Millbrook. Distribution and warehousing expenses include payroll and related employee benefit costs of Millbrook's distribution operation, Manischewitz' third-party storage costs and transportation costs. Selling, general and administrative expenses include payroll and related employee benefit costs of Millbrook's and Manischewitz' various sales organizations and other general and administrative functions.

Year Ended March 31, 2002 Compared to the year ended March 31, 2001

        Revenues. Revenues for the year ended March 31, 2002 decreased $56.0 million or 8.6% to $596.3 million as compared to $652.3 million for the year ended March 31, 2001. Revenues include:

        (i) Millbrook's revenues of $547.8 million for the year ended March 31, 2002 as compared to $607.8 million for the year ended March 31, 2001;

        (ii) Manischewitz' revenues of $60.5 million for the year ended March 31, 2002 as compared to $56.9 million for the year ended March 31, 2001; and

        (iii) Intersegment sales, which are eliminated in consolidation, of $12.0 million for the year ended March 31, 2002 as compared to $12.4 million for the year ended March 31, 2001.

Millbrook's revenues decreased $60.0 million or 9.9% for the year ended
March 31, 2002 as compared to the prior year. The decrease in revenues is principally due to decreased sales to certain customers as a result of several factors, including customer decisions to move toward self-distribution, customer financial difficulties, customer losses (principally during the second half of fiscal 2001) and industry consolidation, the aggregate of which exceeded the growth of sales to certain other customers. During the two years ended March 31, 2002, Millbrook's revenues were negatively impacted by the financial difficulties of three of its significant customers (Bradlees, Ames and K-Mart), all of which filed for protection under Chapter 11 of the Bankruptcy Code. Bradlees ultimately liquidated in March 2001. Ames and K-Mart are currently operating in bankruptcy and are developing their reorganization plans. As of March 31, 2002, Millbrook only has a significant continuing business relationship with Ames.

Manischewitz' revenues increased $3.6 million or 6.3% for the year ended
March 31, 2002 as compared to the prior year. This increase is principally due to the following:

        (i) sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 and increased sales of Season brand products ($5.6 million); partially offset by

        (ii)    decreased sales of Manischewitz brand products ($1.3 million).

Gross Profit. Gross profit for the year ended March 31, 2002 was $147.7 million as compared to $162.7 million for the year ended March 31, 2001, a decrease of $15.0 million or 9.3%. As a percentage of revenues, the gross profit margin was 24.8% for the year ended March 31, 2002 as compared to 24.9% for the year ended March 31, 2001.

The decrease in gross profit dollars and its impact on gross profit margin is primarily due to the following:

        (i) decreased gross profit dollars associated with Millbrook's lower revenues ($17.7 million) and decreased gross profit margin resulting from the shift in Millbrook's customer base from serviced to non-serviced customers (0.1%); partially offset by

        (ii) increased gross profit dollars on sales to new customer accounts gained as a result of the Guiltless Gourmet acquisition in November 2000 and sales of Season brand products ($3.4 million).

Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 2002 were $54.1 million as compared to $59.8 million for the year ended March 31, 2001. As a percentage of revenues, distribution and warehousing expenses decreased to 9.1% for the year ended March 31, 2002 as compared to 9.2% for the year ended March 31, 2001. Distribution and warehousing costs were impacted by the following:

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

Selling, general and administrative expenses for the year ended March 31, 2002 were $79.4 million as compared to $90.1 million for the year ended March 31, 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 13.3% for the year ended March 31, 2002 as compared to 13.8% for the year ended March 31, 2001. This decrease is principally due to the following:

        (i) lower headcount in Millbrook's salesforce due to reductions made during the year ended March 31, 2002 directly related to customer losses;

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

        Amortization of intangibles was $4.2 million for the year ended
March 31, 2002 as compared to $4.1 million for the year ended March 31, 2001. This increase is due to amortization resulting from the Guiltless acquisition.

        Interest Expense. Interest expense for the year ended March 31, 2002 was $19.0 million (consisting of $3.3 million for Holdings and $15.7 million for Enterprises, respectively) as compared to $20.4 million (consisting of $3.2 million for Holdings and $17.2 million for Enterprises, respectively) for the year ended March 31, 2001. The decrease in interest expense is primarily attributable to lower interest rates on the Company's revolving credit borrowings and slightly lower levels of debt outstanding under the Company's Credit Agreement. The average interest rate on Holdings' and Enterprises' debt outstanding during the year ended March 31, 2002 was 9.8% and 9.3%, respectively.

        Taxes. For the year ended March 31, 2002, the benefit for income taxes was $2.6 million and $1.6 million for Holdings and Enterprises, respectively, as compared to a benefit of $3.4 million and $2.1 million for Holdings and Enterprises for the year ended March 31, 2001. The change of $0.8 million and $0.5 million for Holdings and Enterprises, respectively, principally relates to the results of operations. The benefit for income taxes for the year ended March 31, 2002 also includes a valuation allowance of $0.4 million established to offset the portion of the deferred tax asset related to Holdings' state tax loss carryforwards.

        Extraordinary Item - Early Extinguishment of Debt. The extraordinary gain on early extinguishment of debt for the year ended March 31, 2001 was $3.2 million (net of income taxes of $2.1 million). This gain resulted from Enterprises' repurchase of approximately $18.8 million of its outstanding 10.5% Notes.

        Net Income (Loss). As a result of the foregoing, the net loss for the year ended March 31, 2002 was $6.5 million and $4.1 million for Holdings and Enterprises, respectively, as compared to $5.0 million for Holdings and $3.0 million for Enterprises for the year ended March 31, 2001.

Year Ended March 31, 2001 Compared to the year ended March 31, 2000

        Revenues. Revenues for the year ended March 31, 2001 increased $71.8 million or 12.4% to $652.3 million as compared to $580.5 million for the year ended March 31, 2000. Revenues include:

        (i) Millbrook's revenues of $607.8 million for the year ended March 31, 2001 as compared to $538.5 million for the year ended March 31, 2000;

        (ii) Manischewitz' revenues of $56.9 million for the year ended March 31, 2001 as compared to $49.6 million for the year ended March 31, 2000; and

        (iii) Intersegment sales, which are eliminated in consolidation, of $12.4 million for the year ended March 31, 2001 as compared to $7.6 million for the year ended March 31, 2000.

        Millbrook's revenues increased $69.3 million or 12.9% as compared to the prior year. This increase is principally due to the following:

        (i) distribution sales ($95.1 million) to new customer accounts gained as a result of the Epstein and Miller Buckeye acquisitions; partially offset by

        (ii) decreased sales ($25.1 million) to certain customers as a result of several factors, including customer losses during the year, industry consolidation, significantly reduced customer promotional activities and customer financial difficulties, the aggregate of which exceeded the growth of sales to certain other customers.

        Manischewitz' revenues increased $7.3 million or 14.6% as compared to the prior year. This increase is principally due to sales of Season brand products acquired as part of the Epstein acquisition ($4.6 million) and sales to new customer accounts gained as a result of the Guiltless acquisition in November 2000 ($2.7 million).

        Gross Profit. Gross profit for the year ended March 31, 2001 was $162.7 million as compared to $138.1 million for the year ended March 31, 2000, an increase of $24.6 million or 17.8%. As a percentage of revenues, the gross profit margin was 24.9% for the year ended March 31, 2001 as compared to 23.8% for the year ended March 31, 2000.

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

        Selling, general and administrative expenses for the year ended
March 31, 2001 were $90.1 million, as compared to $72.9 million for the year ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased to 13.8% for the year ended March 31, 2001 as compared to 12.6% for the year ended March 31, 2000. This increase primarily consists of the following:

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

Financial Condition, Liquidity and Capital Resources

        Operations for the year ended March 31, 2002, excluding non-cash charges for depreciation, amortization and deferred income taxes and other non-cash charges, provided cash of $2.6 million for Holdings and $5.2 million for Enterprises as compared to providing cash of $2.3 million for Holdings and $4.3 million for Enterprises for the year ended March 31, 2001. During the year ended March 31, 2002, other changes in assets and liabilities resulting from operating activities provided cash of $29.1 million for Holdings and $28.1 million for Enterprises as compared to utilizing cash of $16.4 million for Holdings and $15.1 million for Enterprises for the year ended March 31, 2001. This activity resulted in net cash provided by operating activities of $31.7 million for Holdings and $33.3 million for Enterprises in fiscal 2002 as compared to net cash utilized by operations of $14.1 million for Holdings and $10.8 million for Enterprises in fiscal 2001. Investing activities, which principally consisted of the acquisitions of plant and equipment in both fiscal years and the acquisitions of substantially all of the net assets of Miller Buckeye and Guiltless in fiscal 2001, resulted in a use of cash of $1.9 million and $25.0 million for both Holdings and Enterprises for the years ended March 31, 2002 and 2001. During the year ended March 31, 2002, financing activities, which principally consisted of the repayment of $36.4 million under the credit agreement by Holdings and Enterprises, offset by a $1.6 million payment from the interest escrow account by Holdings, utilized cash of $34.8 million for Holdings and $36.4 million for Enterprises. The amounts repaid under the credit agreement include the utilization of $7.2 million of cash surrender value available under Millbrook's deferred compensation arrangements. During the year ended March 31, 2001, financing activities, which principally consisted of the repurchase of approximately $18.8 million of senior notes for $13.0 million by Enterprises, offset by $3.3 million of payments from the interest escrow account by Holdings; and additional borrowings of $53.7 million under the credit agreement by Holdings and Enterprises, provided cash of $44.0 million for Holdings and $40.7 million for Enterprises.

        At March 31, 2002, outstanding borrowings under the credit agreement were $63.2 million, consisting of $60.4 million of revolving credit loans and an amortizing term loan of $2.8 million. Under the terms of the credit agreement, substantially all of Millbrook's assets and the accounts receivable and inventory of Manischewitz are pledged to provide collateral for borrowings and Enterprises is restricted from making distributions to Holdings to pay dividends. At March 31, 2002, Millbrook and Manischewitz had approximately $4.5 million of cash and approximately $22.7 million of available borrowing capacity under the credit agreement. In addition, there were approximately $5.9 million of cumulative unpaid dividends on Holdings' series A and series B preferred stock.

        The following information provides a summary of Holdings' and Enterprises' contractual obligations and other commercial commitments as of March 31, 2002:

(Dollars in Thousands)
                                                                  Less Than                                        After 5
Contractual Obligations                             Total          1 Year        1 - 3 Years      4-5 Years         Years
--------------------------------------------     ------------    ------------    ------------    ------------    ------------
Long-Term Debt .............................     $    168,592    $      2,767    $     60,485    $     80,340    $     25,000
Capital Lease Obligations ..................              173              84              89              --              --
Operating Leases ...........................           23,326           5,131           9,102           7,556           1,537
Unconditional Purchase Obligations .........            1,553           1,553              --              --              --
Other Long-Term Obligations (at maturity)...           20,400             922           1,966           1,909          15,603
                                                 ------------    ------------    ------------    ------------    ------------
Total Contractual Cash Obligations .........     $    214,044    $     10,457    $     71,642    $     89,805    $     42,140
                                                 ============    ============    ============    ============    ============

                                                Total Amounts      Less Than                                       After 5
Other Commercial Commitments                      Committed         1 Year       1 - 3 Years      4-5 Years         Years
--------------------------------------------    -------------    ------------    ------------    ------------    ------------
Lines of Credit ............................     $         --    $         --    $         --    $         --    $         --
Standby Letters of Credit ..................            4,693           4,693              --              --              --
Guarantees .................................               --              --              --              --              --
Other Commercial Commitments ...............               27              27              --              --              --
                                                 ------------    ------------    ------------    ------------    ------------
Total Commercial Commitments ...............     $      4,720    $      4,720    $         --    $         --    $         --
                                                 ============    ============    ============    ============    ============

        Holdings and Enterprises expect capital expenditure spending for the year ending March 31, 2003 to be approximately $3.0 million. Such expenditures include, among other things, leasehold improvements and the acquisition of computer equipment and software, manufacturing machinery and equipment. It is anticipated that these capital commitments for 2003 will be financed through working capital, operating leases and cash flow from operations.

        Given the continuing industry consolidation of retailers and its impact on certain of our customers, Holdings and Enterprises continue to anticipate some loss of revenues in its health and beauty care category, which tends to be more of a commodity nature, as acquirors seek to achieve consolidation synergies by utilizing existing infrastructure. In addition, Holdings and Enterprises expect some further decline in revenue in fiscal 2003 resulting from the decision made by a prior customer to move to self-distribution. These anticipated reductions in revenue will occur at the same time that the Companies continue to implement their strategy of expanding the specialty food category of their business. Holdings' and Enterprises' results of operations will be dependent upon obtaining, and the timing of, increased revenues from existing and new specialty food customers in light of anticipated losses from the health and beauty care category and the aforementioned prior customer self-distribution decision. While Holdings and Enterprises believe the transition to a greater percentage of their composite business to the specialty food category can be accomplished by increasing sales to existing customers and obtaining new customers, there can be no assurance that Holdings and Enterprises can accomplish the goals of their strategy.

        Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (a) reduces the interest rate to 6% per annum, (b) extends their maturity date from May 1, 2008 to May 1, 2010 and (c) increases the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of these Notes will receive warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007.

        Interest payments on the senior notes and borrowings under the credit agreement represent significant obligations of Holdings, Enterprises and their subsidiaries. The primary source of liquidity of Holdings and Enterprises will be cash flows from the operations of Millbrook and Manischewitz and borrowings under the credit agreement. Subject to the preceding discussion, Holdings and Enterprises believe that, based upon current and anticipated financial performance, asset sales, cash flows from operations and borrowings under the credit agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments on the senior notes. However, the capital requirements of Holdings and Enterprises may change. The Companies are in compliance with the covenants contained in the credit agreement and the indentures relating to the senior notes and expect to be able to continue to comply. Each of Holdings and Enterprises believes that they have sufficient borrowing capacity and access to private equity and debt markets to pursue acquisition opportunities and fund extraordinary working capital requirements, if necessary. However, there can be no assurance that capital will be available to them on acceptable terms. At March 31, 2002, Holdings and Enterprises had total outstanding indebtedness of $168.6 million and $143.6 million, respectively. The ability of Holdings and Enterprises to satisfy capital requirements, to borrow under the credit agreement and to repay or refinance the senior notes will depend on future financial performance of Holdings and Enterprises, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond Holdings' and Enterprises' control.

Effects of Inflation and Other Matters

        For the year ended March 31, 2002, Holdings' and Enterprises' cost of product remained relatively stable. To the extent possible, Holdings' and Enterprises' objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

        Holdings and Enterprises are not involved in any significant environmental matters.

        Impact of New Accounting Pronouncements - SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 has not had a material impact on our financial position or overall trends in results of operations and has not resulted in significant changes to the financial risk management practices.

        Emerging Issues Task Force ("EITF") Issue No. 00-25 was issued in September 2000. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. The adoption of EITF No. 00-25 did not have a material impact on the Companies' overall trends in results of operations.

        SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be evaluated annually for impairment. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in operating income of approximately $ 4.2 million per year. SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Companies will adopt SFAS No. 142, 143 and 144 as each becomes effective. Management is currently evaluating the impact that these statements will have on the Companies' financial statements.

Critical Accounting Policies

        Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from the estimates previously applied by the Companies which were based on different assumptions and conditions. The significant accounting principles which we believe are the most important to aid in fully understanding our financial results are the following:

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

        The Companies operating subsidiaries, Millbrook and Manischewitz generate 84% and 90% of their revenues, respectively, from customers in the U.S. supermarket industry.

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

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrants

        The directors and executive officers of Holdings and Enterprises, and where indicated, the senior executive officer of each of Millbrook and Manischewitz is as set forth in the table below:

Name                         Age     Position
--------------------------  -----    -------------------------------------------

Richard A. Bernstein*        55      Chairman, President, Chief Executive
                                       Officer and Director
Lewis J. Korman*             57      Vice Chairman and Director
Steven M. Grossman*          41      Executive Vice President, Chief Financial
                                     Officer, Treasurer and Director
James A. Cohen, Esq.*        56      Senior Vice President - Legal Affairs and
                                       Secretary and Director of Enterprises
Ira A. Gomberg*              58      Senior Vice President
Hal B. Weiss*                45      Assistant Treasurer
Richard H. Hochman           56      Director of Holdings
Jenny Morgenthau             57      Director of Holdings
Michael A. Pietrangelo       60      Director of Holdings

Senior executive officer of Millbrook:
Robert A. Sigel              48      President and Chief Executive Officer of
                                     Millbrook and Executive Vice President
                                     and Director of Holdings

Senior executive officer of Manischewitz:
Bruce W. Glickstein          56      President and Chief Executive Officer of
                                     Manischewitz and Director of Holdings

* Titles of these individuals are the same for Holdings and Enterprises unless otherwise specified.

        Richard A. Bernstein has served as Chairman, President and Chief Executive Officer of Holdings and Enterprises and as a director of Enterprises since its inception in March, 1998 and of Holdings since its inception in May, 1996. In addition to his positions with Holdings and Enterprises, Mr. Bernstein is a member of the Board of Directors and Chairman of Millbrook and is the Chairman and Manager of Manischewitz. Mr. Bernstein is Chairman and Manager of RABCO Luxury Holdings LLC, a New York limited liability company ("RABCO"), a diversified holding entity for luxury products, which has the exclusive right, through its subsidiaries, to distribute Breguet(R) watches and timepieces and several other watch brands in the United States, Canada, Mexico and throughout the Caribbean. Mr. Bernstein is also President of P&E Properties, Inc., a private commercial real estate ownership/management company of which Mr. Bernstein is the sole shareholder. Mr. Bernstein was the Chairman and Chief Executive Officer and a director of Western Publishing Group, Inc. from 1984 to May 1996. Mr. Bernstein also served as Chairman of the Board and Chief Executive Officer of RABCO Health Services, Inc. and General Medical Corporation, a medical and surgical supply distribution company, from April 1987 through August 1993, and Chairman and Chief Executive Officer of Harris Wholesale Company, a pharmaceutical and health and beauty care distribution company, from 1989 through May 1992. Mr. Bernstein devotes substantial time to other business and charitable activities.

        Lewis J. Korman has been Vice Chairman of Holdings and Enterprises since their inception and is a director of Holdings and Enterprises. Mr. Korman is also a member of the Board of Managers of Manischewitz and an equity owner of a non-affiliated company which provides, through on-line and traditional publishing channels, preparation and testing for (i) occupations which require certification, and (ii) students and schools where standardized examinations are administered for assessment or advancement. He also serves as a consultant to companies involved in the entertainment industry. Mr. Korman also is involved in the structuring of entrepreneurial transactions in the entertainment industry. Prior to joining Holdings in January 1997, Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, Inc. from its founding in 1992 until its merger with Silver King Communications, Inc. in December 1996. Prior thereto, Mr. Korman was Senior Vice President and Chief Operating Officer of Columbia Pictures Entertainment, Inc. and Chairman of its Motion Picture Group until its sale to Sony Corporation at the end of 1989.

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

        Bruce W. Glickstein has been President and Chief Executive Officer of Manischewitz since January 2002. Mr. Glickstein became a director of Holdings in January 2002. From July 1985 to January 1995, Mr. Glickstein held senior sales and marketing positions with General Medical Corporation and American Hospital Supply Corporation, two of the leading medical products companies in the United States.

Item 11. Executive Compensation

        The following table sets forth the compensation earned or paid, including deferred compensation of the Chief Executive Officer and the most highly compensated executive officers of Holdings, Enterprises, Millbrook and Manischewitz for services rendered for each of the fiscal years indicated.

        None of Holdings, Enterprises, Millbrook or Manischewitz pays a salary to Messrs. Bernstein, Grossman and Cohen. Enterprises reimburses P&E Properties, Inc., an entity of which Mr. Bernstein is the sole shareholder ("P&E Properties"), for providing various services, including executive services rendered by certain of its executive officers. Although Mr. Bernstein does not receive any salary from P&E Properties, a portion of these amounts may be deemed indirect compensation to Mr. Bernstein. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings, Enterprises, Millbrook and Manischewitz. See "Certain Relationships and Related Transactions - Related Party Transactions" on page 27.

                                                                                                Long-Term
                                                          Annual Compensation                 Compensation
                                                          -------------------                 Options/SARs
         Name and Principal Position              Year      Salary ($) (1) (2)  Bonus ($)          (#)
         ---------------------------              ----      ----------          ---------         -----
         Holdings and Enterprises

         Richard A. Bernstein                     2002      $       --          $      --            --
              Chairman, President and Chief       2001      $       --          $      --            --
              Executive Officer                   2000      $       --          $      --            --

         Steven M. Grossman                       2002      $  295,750          $      --            --
              Executive Vice President,           2001      $  260,000          $      --            --
              Chief Financial Officer and         2000      $  243,750          $      --            --
              Treasurer

         James A. Cohen                           2002      $  234,000          $      --            --
              Senior Vice President - Legal       2001      $  214,500          $      --            --
              Affairs                             2000      $  192,000          $      --            --

         Millbrook

         Robert A. Sigel                          2002      $  445,000          $      --            --
              Chief Executive Officer             2001      $  400,465          $      --            --
              and President of Millbrook          2000      $  391,619          $      --            --

         Manischewitz

         Bruce W. Glickstein                      2002      $   48,077(3)       $      --            --
              Chief Executive Officer
              and President of Manischewitz

(1) These amounts do not include amounts paid on behalf of executive officers under the Companies' benefit plans. Such benefit plans, which are offered to all full-time employees of the Companies include a retirement and profit-sharing plan, medical and dental insurance, disability insurance and life insurance.
(2) Other compensation in the form of perquisites and other personal benefits has been omitted as such benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for each of the named officers for each fiscal year.
(3) Mr. Glickstein became Chief Executive Officer and President of Manischewitz in January 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table contains, as of March 31, 2002, information regarding the beneficial ownership of the common stock and preferred stock of
Holdings:

        (1) by each person who is known by Holdings to own beneficially more than 5% of the outstanding shares of common stock or preferred stock of Holdings;

        (2)     by each of the directors and executive officers of Holdings; and

        (3)     by all directors and executive officers of Holdings as a group.

        Based on information furnished by those owners, we believe that the beneficial owners of the securities listed below have investment and voting power for all the shares of common stock and preferred stock of Holdings shown as being beneficially owned by them. The securities are subject to the voting agreement described under the heading "Certain Relationships and Related Transactions--Voting Agreement" on page 26. Holdings owns 200 shares of the common stock of Enterprises, which represents all of the issued and outstanding capital stock of Enterprises.

                                                                  Number of                  Number of
                                      Number of                   Shares of    Percentage    Shares of    Percentage
                                      Shares of    Percentage     Series A      of Total      Series B     of Total
                                       Common       of Total      Preferred     Shares of    Preferred     Shares of
                                      Stock of     Shares of      Stock of      Series A      Stock of     Series B
                                      Holdings       Common       Holdings      Preferred     Holdings     Preferred
Name of                             Beneficially    Stock of    Beneficially    Stock of    Beneficially   Stock of
Beneficial Owner                       Owned        Holdings       Owned        Holdings       Owned       Holdings
----------------                       -----        --------       -----        --------       -----       --------
Richard A. Bernstein...............    42,500          40.4%       12,500         50.0%         1,000       100.0%
Robert A. Sigel....................     6,600           6.3           250          1.0
James A. Cohen, Esq................     3,610           3.4           150           .6
Steven M. Grossman.................     3,490           3.3           100           .4
Lewis J. Korman....................     3,450           3.3           500          2.0
Ira A. Gomberg.....................     2,850           2.7           250          1.0
Bruce W. Glickstein................     2,500           2.4            --          --
Hal B. Weiss.......................     1,460           1.4           150           .6
Richard H. Hochman.................     1,200           1.1           500          2.0
Michael A. Pietrangelo.............       360            .3           150           .6
Jenny Morgenthau...................       300            .3           125           .5
All directors and executive
officers as a group (11 persons)...    68,320          65.0%       14,675         58.7%         1,000       100.0%

Name of                                     Address of
Beneficial Owner                            Beneficial Owner
----------------                            ----------------

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

Robert A. Sigel...........................  Millbrook Distribution Services Inc.
                                            Route 56
                                            88 Huntoon Memorial Highway
                                            Leicester, Massachusetts 01524

Bruce W. Glickstein.......................  The B. Manischewitz Company, LLC
                                            One Manischewitz Plaza
                                            Jersey City, New Jersey 07302

Richard H. Hochman........................  Regent Capital Management Corp.
                                            505 Park Avenue, 17th Floor
                                            New York, New York 10022

Michael A. Pietrangelo....................  Pietrangelo Cook PLC
                                            International Plaza
                                            6410 Poplar, Suite 190
                                            Memphis, Tennessee 38119

Jenny Morgenthau..........................  The Fresh Air Fund
                                            633 Third Avenue, 14th Floor
                                            New York, New York 10017

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

Related Party Transactions

        At the time of the acquisition of Millbrook by Holdings and the acquisition of Manischewitz by Enterprises, Millbrook and Manischewitz entered into separate arrangements with P&E Properties. In these arrangements, Millbrook agreed to pay a quarterly management fee of $100,000 and Millbrook and Manischewitz agreed to reimburse P&E Properties for providing various services, including executive services and out-of-pocket and other expenses incurred on Millbrook's and Manischewitz' behalf. These services include among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For the year ended March 31, 2002, P&E Properties was (i) paid $400,000 in management fees by Millbrook; (ii) reimbursed $1,100,000 for services provided to Millbrook; and (iii) reimbursed $510,000 for services provided to Manischewitz. The aforementioned fees include the reimbursement for executive salaries disclosed in Item 11 on page 23.

        The services provided are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided. In addition, in fiscal 2002, Millbrook and Manischewitz reimbursed P&E Properties approximately $74,000 and $5,000, respectively for use of an airplane owned by P&E Properties. When commercial flights were reasonably available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

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

         (b)      Reports on Form 8-K filed in Fourth Quarter of fiscal 2002.
                           Form 8-K dated as of May 1, 2002.

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

                * 4.1.1 Amended and Restated Indenture, dated as of May 1, 1998, Amended and Restated as of
                                    May 1, 2002, between R.A.B. Holdings, Inc., and JPMorgan Chase Bank, as Trustee.

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

                * 4.3.1 Form of 6% Senior Note of R.A.B. Holdings, Inc., due 2010, dated May 1, 2002.

                * 4.3.2 Form of 13% Senior Note of R.A.B. Holdings, Inc., due 2008, dated May 1, 2002.

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

                  Exhibit No.       Description of Document
                  -----------       -----------------------

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

                * 4.10 Form of Warrant to Purchase Common Stock of R.A.B. Holdings, Inc., dated as of May 1, 2002.

                * 4.11 Form of Securityholders Agreement, dated as of May 1, 2002, by and among R.A.B. Holdings, Inc., Mr. Richard A. Bernstein and each securityholder which is a party thereto.

                * 4.12 Form of Registration Rights Agreement, dated as of May 1, 2002 by and among R.A.B. Holdings and each securityholder which is a party thereto.

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

                  Exhibit No.       Description of Document
                  -----------       -----------------------

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

                  10.1.6 Consent and Amendment dated as of April 17, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.6 of the Registrants' Annual Report on Form 10-K for the fiscal year 2001 (the "2001 Form 10-K")).

                  10.1.7 Amendment dated as of April 24, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.7 to the 2001
                                    Form 10-K).

                  10.1.8 Amendment dated as of June 9, 2000 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit 10.1.8 to the 2001
                                    Form 10-K).

                  10.1.9            Consent and Amendment dated as of
                                    November 1, 2000 to the Amended and Restated
                                    Credit Agreement, dated as of May 1, 1998.
                                    (incorporated by reference to Exhibit 10.1.9 to the 2001 Form 10-K).

                  10.1.10 Consent and Amendment dated as of June 29, 2001 to the Amended and Restated Credit Agreement, dated as of May 1, 1998. (incorporated by reference to Exhibit
                                    10.1.10 to the 2001 Form 10-K).

                * 10.1.11           Amendment and Consent dated as of April 30,
                                    2002 to the Amended and Restated Credit
                                    Agreement, dated as of May 1, 1998.

                * 10.1.12           Amendment Agreement dated as of October 31,
                                    2001 to the Amended and Restated Credit
                                    Agreement, dated as of May 1, 1998.

                  10.2 Stock Purchase Agreement dated as of February 21, 1997 between R.A.B. Holdings, Inc. and McKesson Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement, filed on December 29, 1998).

                * 10.3 Pledge Agreement dated as of September 14, 2001, by and between Holdings and The Chase Manhattan Bank.

                * 10.4 Non-Recourse Pledge Agreement and Irrevocable Proxy dated as of October 31, 2001, by and between MANO Holdings Corporation and The Chase Manhattan Bank.

                  Exhibit No.       Description of Document
                  -----------       -----------------------

                * 10.5 Second Amended and Restated Non-Recourse Pledge Agreement and Irrevocable Proxy dated as of October 31, 2001, by and between R.A.B. Enterprises, Inc., and The Chase Manhattan Bank.

                * 10.6 Amended and Restated Security Agreement, dated as of October 31, 2001, by and among Manischewitz and The Chase Manhattan Bank.

                  21.1 List of subsidiaries of the Co-Registrants (incorporated by reference to Exhibit 21.1 to the Registration Statement).

                * Filed herewith.


         (d)      Financial Statement Schedules.
                  The financial statements schedules are listed in the accompanying Index to Financial Statements and Schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 27th day of June, 2002.

                                            R.A.B HOLDINGS, INC.


                                            /s/ Richard A. Bernstein
                                            -----------------------------------
                                            Richard A. Bernstein, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Richard A. Bernstein      Chairman, President, Chief Executive Officer         June 27, 2002
---------------------------   and Director
Richard A. Bernstein               (principal executive officer)


/s/ Steven M. Grossman        Executive Vice President, Chief Financial            June 27, 2002
---------------------------   Officer, Treasurer and Director
Steven M. Grossman                 (principal financial and accounting officer)


/s/ Lewis J. Korman           Vice Chairman and Director                           June 27, 2002
---------------------------
Lewis J. Korman

/s/ Robert A. Sigel           Director                                             June 27, 2002
---------------------------
Robert A. Sigel

/s/ Bruce W. Glickstein       Director                                             June 27, 2002
---------------------------
Bruce W. Glickstein

/s/ Richard H. Hochman        Director                                             June 27, 2002
---------------------------
Richard H. Hochman

/s/ Jenny Morgenthau          Director                                             June 27, 2002
---------------------------
Jenny Morgenthau

/s/ Michael A. Pietrangelo    Director                                             June 27, 2002
---------------------------
Michael A. Pietrangelo

Supplemental information to be furnished with reports filed pursuant to
Section 15(d) of the Act by registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 27th day of June, 2002.

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


/s/ Richard A. Bernstein      Chairman, President, Chief Executive Officer          June 27, 2002
---------------------------   and Director
Richard A. Bernstein               (principal executive officer)


/s/ Steven M. Grossman        Executive Vice President, Chief Financial             June 27, 2002
---------------------------   Officer, Treasurer and Director
Steven M. Grossman                 (principal financial and accounting officer)


/s/ Lewis J. Korman           Vice Chairman and Director                            June 27, 2002
---------------------------
Lewis J. Korman

/s/ James A. Cohen            Senior Vice President - Legal Affairs,                June 27, 2002
---------------------------   Secretary and Director
James A. Cohen

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

No annual report or proxy material has been sent to security holders of each registrant.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


Financial Statements                                                                                Page
--------------------                                                                                ----
Consolidated Financial Statements of R.A.B. Holdings, Inc. And Subsidiaries and
    R.A.B. Enterprises, Inc. And Subsidiaries
  Independent Auditors' Report..................................................................     F-2
  Consolidated Balance Sheets as of March 31, 2002 and 2001.....................................     F-3
  Consolidated Statements of Operations for the Years Ended
     March 31, 2002, 2001 and 2000..............................................................     F-4
  Consolidated Statements of Stockholders' Equity (Holdings) for the Years Ended
     March 31, 2002, 2001 and 2000..............................................................     F-5
  Consolidated Statements of Stockholder's Equity (Enterprises) for the Years Ended
     March 31, 2002, 2001 and 2000..............................................................     F-6
  Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2002, 2001 and 2000..............................................................     F-7
  Notes to Consolidated Financial Statements....................................................     F-8

  Schedules
  ---------

  I - Condensed Financial Information of Registrants............................................     S-1
  II - Valuation and Qualifying Accounts........................................................     S-5

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

June 20, 2002
New York, New York

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

March 31,                                                                           2002                         2001
----------------------------------------------------------------------  ------------------------------  ---------------------------
                                                                             Holdings      Enterprises     Holdings     Enterprises
                                                                           ------------   ------------  ------------   -------------
                                      ASSETS
Current assets:
  Cash                                                                     $     4,526    $     4,456    $     9,522    $     9,520
  Accounts receivable, net                                                      38,058         38,058         53,048         53,048
  Inventories                                                                   58,353         58,353         72,555         72,555
  Restricted investments                                                            --             --          1,629             --
  Other current assets                                                          11,649         15,889         11,069         13,003
                                                                           -----------    -----------    -----------    -----------
    Total current assets                                                       112,586        116,756        147,823        148,126
Other assets                                                                     5,134          3,433         12,098         11,455
Property, plant and equipment, net                                              29,486         29,486         32,629         32,629
Intangibles, net                                                               114,245        114,245        118,458        118,458
                                                                           -----------    -----------    -----------    -----------

Total assets                                                               $   261,451    $   263,920    $   311,008    $   310,668
                                                                           ===========    ===========    ===========    ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                     $     2,767    $     2,767    $     1,866    $     1,866
  Accounts payable                                                              40,768         40,768         45,730         45,730
  Other current liabilities                                                     22,945         22,809         23,917         23,393
                                                                           -----------    -----------    -----------    -----------
    Total current liabilities                                                   66,480         66,344         71,513         70,989
Noncurrent liabilities:
  Long-term debt                                                               165,825        140,825        203,107        178,107
  Deferred compensation                                                          9,238          9,238          9,508          9,508
  Deferred income taxes                                                          7,640          7,640          7,954          7,954
  Other liabilities                                                              7,015          7,015          6,537          6,537
                                                                           -----------    -----------    -----------    -----------
    Total noncurrent liabilities                                               189,718        164,718        227,106        202,106

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 shares of Series A issued and outstanding                            12,344             --         12,344             --
    1,000 shares of Series B issued and outstanding                                500             --            500             --
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares                                                                       1             --              1             --
  Notes receivable from stock sales                                               (195)            --           (267)            --
  Additional paid-in capital                                                       373         39,482            436         39,482
  Retained earnings (deficit)                                                   (6,197)        (5,052)           323           (963)
  Accumulated other comprehensive (loss) income                                 (1,572)        (1,572)          (946)          (946)
                                                                           -----------    -----------    -----------    -----------
                                                                                 5,254         32,858         12,391         37,573
  Less common stock in treasury 600 shares and 2,000 shares                          1             --              2             --
                                                                           -----------    -----------    -----------    -----------
    Total stockholders' equity                                                   5,253         32,858         12,389         37,573
                                                                           -----------    -----------    -----------    -----------

Total liabilities and stockholders' equity                                 $   261,451    $   263,920    $   311,008    $   310,668
                                                                           ===========    ===========    ===========    ===========


                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------

For the years ended March 31,                                         2002                    2001                    2000
------------------------------------------------------------  ----------------------  ----------------------  ----------------------
                                                               Holdings  Enterprises   Holdings  Enterprises   Holdings  Enterprises
                                                              ---------  -----------  ---------  -----------  ---------  -----------
Revenues                                                      $ 596,302   $ 596,302   $ 652,331   $ 652,331   $ 580,531   $ 580,485

Costs and expenses:
  Cost of sales                                                 448,637     448,637     489,608     489,608     442,442     442,442
  Selling                                                        51,398      51,398      59,032      59,032      47,632      47,632
  Distribution and warehousing                                   54,108      54,108      59,797      59,797      46,172      46,172
  General and administrative                                     28,021      27,955      31,069      30,992      25,234      25,213
  Amortization of intangibles                                     4,213       4,213       4,067       4,067       3,086       3,086
                                                              ---------   ---------   ---------   ---------   ---------   ---------

    Total costs and expenses                                    586,377     586,311     643,573     643,496     564,566     564,545
                                                              ---------   ---------   ---------   ---------   ---------   ---------



Operating income                                                  9,925       9,991       8,758       8,835      15,965      15,940


Interest expense, net                                            19,047      15,722      20,357      17,193      18,960      15,888
                                                              ---------   ---------   ---------   ---------   ---------   ---------


(Loss) income before (benefit) provision for income taxes        (9,122)     (5,731)    (11,599)     (8,358)     (2,995)         52


(Benefit) provision for income taxes                             (2,602)     (1,642)     (3,411)     (2,139)     (1,146)        288
                                                              ---------   ---------   ---------   ---------   ---------   ---------


Loss before extraordinary item                                   (6,520)     (4,089)     (8,188)     (6,219)     (1,849)       (236)


Extraordinary gain on early extinguishment of debt,
  net of income taxes of $2.1 million at
  March 31, 2001 and $8.5 million and
  $3.1 million at March 31, 2000, respectively                       --          --       3,194       3,194      12,914       4,742
                                                              ---------   ---------   ---------   ---------   ---------   ---------


Net (loss) income                                             $  (6,520)  $  (4,089)  $  (4,994)  $  (3,025)  $  11,065   $   4,506
                                                              =========   =========   =========   =========   =========   =========


                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands except for share data)
--------------------------------------------------------------------------------


For the years ended March 31,                              2002                        2001                         2000
----------------------------------------------  --------------------------  --------------------------   --------------------------
                                                  Shares        Amounts       Shares        Amounts        Shares        Amounts
                                                ------------  ------------  ------------  ------------   ------------  ------------
Preferred stock, $500 par value, 100,000
  shares authorized:
    Series A:
      Balance at beginning of period                 24,875    $   12,344        24,875    $   12,344         20,000    $    9,906
      Issuance of stock                                  --            --            --            --          4,875         2,438
                                                ------------  ------------  ------------  ------------   ------------  ------------
      Balance at end of period                       24,875        12,344        24,875        12,344         24,875        12,344
                                                ------------  ------------  ------------  ------------   ------------  ------------
    Series B:
      Balance at beginning of period                  1,000           500         1,000           500             --            --
      Issuance of stock                                  --            --            --            --          1,000           500
                                                ------------  ------------  ------------  ------------   ------------  ------------
      Balance at end of period                        1,000           500         1,000           500          1,000           500
                                                ------------  ------------  ------------  ------------   ------------  ------------
Common stock, $.01 par value, 1,000,000
  shares authorized:
    Balance at beginning of period                  105,100             1       105,100             1        104,100             1
    Issuance of stock                                    --            --            --            --          1,000            --
                                                ------------  ------------  ------------  ------------   ------------  ------------
    Total                                           105,100             1       105,100             1        105,100             1
                                                ------------  ------------  ------------  ------------   ------------  ------------
    Treasury shares at beginning of period           (2,000)           (2)         (700)           (1)
    Purchase of treasury shares                      (5,900)           (6)       (5,900)           (6)          (900)           (1)
    Issuance of stock                                 7,300             7         4,600             5            200            --
                                                ------------  ------------  ------------  ------------   ------------  ------------
    Treasury shares at end of period                   (600)           (1)       (2,000)           (2)          (700)           (1)
                                                ------------  ------------  ------------  ------------   ------------  ------------
    Balance at end of period                        104,500            --       103,100            (1)       104,400            --
                                                ------------  ------------  ------------  ------------   ------------  ------------

Notes receivable from stock sales:
  Balance at beginning of period                                     (267)                       (215)                        (217)
  Repayment (issuance) of notes                                        72                         (52)                           2
                                                              ------------                ------------                 ------------
  Balance at end of period                                           (195)                       (267)                        (215)
                                                              ------------                ------------                 ------------

Additional paid-in capital:
  Balance at beginning of period                                      436                         428                          332
  (Purchase) issuance of treasury shares
    and common stock                                                  (63)                          8                           96
                                                              ------------                ------------                 ------------
  Balance at end of period                                            373                         436                          428
                                                              ------------                ------------                 ------------

Retained earnings (deficit):
  Balance at beginning of period                                      323                       5,317                       (5,748)
  Net (loss) income                                                (6,520)                     (4,994)                      11,065
                                                              ------------                ------------                 ------------
  Balance at end of period                                         (6,197)                        323                        5,317
                                                              ------------                ------------                 ------------

Other comprehensive (loss) income:
  Unrealized gain on securities
    available-for-sale                                                 25                         196                          159
  Minimum pension liability adjustment                             (1,597)                     (1,142)                          --
                                                              ------------                ------------                 ------------
  Other comprehensive income                                       (1,572)                       (946)                         159
                                                              ------------                ------------                 ------------

Total stockholders' equity                                     $    5,253                  $   12,389                   $   18,533
                                                              ============                ============                 ============

                 See notes to Consolidated Financial Statements

R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands except for share data)
--------------------------------------------------------------------------------


For the years ended March 31,                             2002                         2001                        2000
---------------------------------------------  --------------------------   --------------------------   --------------------------
                                                   Shares       Amounts        Shares        Amounts        Shares        Amounts
                                               ------------  ------------   ------------  ------------   ------------  ------------
Common stock, $1.00 par value, 200
   shares authorized:
     Balance at beginning of period                    200    $       --            200    $       --            200    $       --
                                               ------------  ------------   ------------  ------------   ------------  ------------
     Balance at end of period                          200            --            200            --            200            --
                                               ------------  ------------   ------------  ------------   ------------  ------------

Additional paid-in capital:
     Balance at beginning of period                               39,482                       39,482                       39,482
                                                             ------------                 ------------                 ------------
     Balance at end of period                                     39,482                       39,482                       39,482
                                                             ------------                 ------------                 ------------

Retained earnings (deficit):
     Balance at beginning of period                                 (963)                       2,062                       (2,444)
     Net (loss) income                                            (4,089)                      (3,025)                       4,506
                                                             ------------                 ------------                 ------------
     Balance at end of period                                     (5,052)                        (963)                       2,062
                                                             ------------                 ------------                 ------------

Other comprehensive (loss) income:
     Unrealized gain on securities
        available-for-sale                                            25                          196                          159
     Minimum pension liability adjustment                         (1,597)                      (1,142)                          --
                                                             ------------                 ------------                 ------------
     Other comprehensive (loss) income                            (1,572)                        (946)                         159
                                                             ------------                 ------------                 ------------

Total stockholder's equity                                    $   32,858                   $   37,573                   $   41,703
                                                             ============                 ============                 ============


                 See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------

For the years ended March 31,                                          2002                   2001                    2000
----------------------------------------------------------      ---------------------  ---------------------   ---------------------
                                                                Holdings  Enterprises  Holdings  Enterprises   Holdings  Enterprises
                                                                --------  -----------  --------  -----------   --------  -----------
Cash flows from operating activities:
  Net  (loss) income                                            $ (6,520)   $ (4,089)  $ (4,994)  $ (3,025)    $ 11,065   $  4,506
  Adjustments to reconcile net (loss) income to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                6,305       6,206      6,955      6,849        6,651      6,522
      Amortization of intangibles                                  4,213       4,213      4,067      4,067        3,086      3,086
      Loss on impairment of assets held for sale                      --          --        370        370           --         --
      Extraordinary gain on early extinguishment of debt,
        net of income taxes                                           --          --     (3,194)    (3,194)     (12,914)    (4,742)
      (Gain) loss on disposition of equipment                        (63)        (63)        74         74           57         57
      Deferred income taxes                                       (1,321)     (1,054)    (1,000)      (800)       3,810      2,035
Changes in assets and liabilities:
      Accounts receivable                                         14,990      14,990      8,544      8,544       (1,996)    (1,996)
      Inventories                                                 14,202      14,202     (1,467)    (1,467)       3,779      3,779
      Other current assets                                           838      (1,735)      (789)    (3,190)       2,822      1,757
      Accounts payable                                            (4,962)     (4,962)   (11,754)   (11,754)      (5,947)    (5,947)
      Other current liabilities                                     (476)        (88)    (6,021)    (4,668)      (1,098)    (1,030)
      Other assets and liabilities                                 5,250       5,635     (4,865)    (2,606)     (10,599)    (4,790)
                                                                --------    --------   --------   --------     --------   --------

Net cash provided by (used in) operating activities               32,456      33,255    (14,074)   (10,800)      (1,284)     3,237
                                                                --------    --------   --------   --------     --------   --------

Cash flows from investing activities:
  Purchase of Miller Buckeye Biscuit Company, Inc.,
    net of cash acquired                                              --          --    (17,591)   (17,591)          --         --
  Purchase of Guiltless Gourmet, Inc.                                 --          --     (4,894)    (4,894)          --         --
  Purchase of I. Epstein & Sons, Inc.                                 --          --         --         --      (14,986)   (14,986)
  Acquisitions of plant and equipment                             (2,019)     (2,019)    (2,682)    (2,682)      (3,373)    (3,373)
  Proceeds from disposition of equipment                              81          81        154        154           38         38
                                                                --------    --------   --------   --------     --------   --------

Net cash used in investing activities                             (1,938)     (1,938)   (25,013)   (25,013)     (18,321)   (18,321)
                                                                --------    --------   --------   --------     --------   --------

Cash flows from financing activities:
  Proceeds from repurchase of long-term debt                          --          --    (12,979)   (12,979)     (21,016)   (12,266)
  Payment of debt modification costs                                (768)         --         --         --           --         --
  Payments from interest escrow account                            1,625          --      3,250         --       10,247         --
  Repayments (borrowings) under Credit Agreement                 (36,381)    (36,381)    53,694     53,694       29,890     29,890
  Proceeds from the issuance of preferred stock                       --          --         --         --        3,000         --
  Proceeds from issuance and
    repurchase of common stock                                        10          --          7         --           33         --
                                                                --------    --------   --------   --------     --------   --------

Net cash (used in) provided by financing activities              (35,514)    (36,381)    43,972     40,715       22,154     17,624
                                                                --------    --------   --------   --------     --------   --------

Net (decrease) increase in cash                                   (4,996)     (5,064)     4,885      4,902        2,549      2,540

Cash, beginning of year                                            9,522       9,520      4,637      4,618        2,088      2,078
                                                                --------    --------   --------   --------     --------   --------

Cash, end of year                                               $  4,526    $  4,456   $  9,522   $  9,520     $  4,637   $  4,618
                                                                ========    ========   ========   ========     ========   ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                    $ 17,281    $ 14,055   $ 18,907   $ 15,657     $ 19,504   $ 14,950
    Income taxes                                                $    174    $    174   $  4,382   $    512     $  1,073   $    196


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

                Fiscal Year - The Companies' fiscal years end on March 31.

                Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. At March 31, 2002 and 2001, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $1,240,000 and $1,668,000, respectively. For the year ended March 31, 2002, the liquidation of certain LIFO layers decreased costs of products sold by approximately $360,000.

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

                  Comprehensive (Loss) Income - For the years ended March 31, 2002, 2001 and 2000, Holdings' and Enterprises' comprehensive (loss) income was ($7,146,000) and ($4,715,000), respectively, ($6,099,000)
         and ($4,130,000) respectively, and $11,084,000 and $4,525,000, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.      Summary Of Significant Accounting Policies (Continued)

                Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Companies adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 has not had a material impact on the Companies' financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices.

                Emerging Issues Task Force ("EITF") Issue No. 00-25 was issued in September 2000. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. The Companies adopted EITF No. 00-25 effective April 1, 2001. The adoption of EITF No. 00-25 did not have a material impact on the Companies' overall trends in results of operations.

                SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective for fiscal years beginning after December 15, 2001. Under SFAS No. 142, goodwill and indefinite-lived intangible assets will no longer be amortized but will be evaluated annually for impairment. Other intangible assets will continue to be amortized over their useful lives. Application of the non-amortization provisions of SFAS No. 142 is expected to result in an increase in operating income of approximately $4.2 million per year. SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Companies will adopt SFAS No. 142, 143 and 144 as each becomes effective. Management is currently evaluating the impact that these statements will have on the Companies' financial statements.

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

                On January 31, 2000, Millbrook acquired certain of the assets and operations of I. Epstein & Sons, Inc. ("Epstein") for a purchase price of approximately $15.4 million, including transaction costs. Epstein was a full service distributor of kosher and specialty food products. The acquisition included its Season brand of canned fish, vegetables and other specialty food products. Concurrent with the acquisition, the management and ownership of the Season brand was assumed by the Companies' Manischewitz subsidiary.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.      Formation And Acquisition (Continued)

                On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye") for a purchase price of approximately $17.6 million, including transaction costs. Miller Buckeye was a distributor of specialty foods, cookies, crackers and snacks to supermarket and other retail establishments in Ohio, Pennsylvania, West Virginia and Western New York.

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

                The liabilities assumed in the Epstein and Miller Buckeye acquisitions include a $1.7 million provision for minor restructurings of their respective operations as a result of these acquisitions. These liabilities are principally comprised of a portion of future lease payments. As of March 31, 2002 and 2001, the balance of this provision of approximately $0.9 million and $1.3 million respectively, has been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


3.      Accounts Receivable

                Accounts receivable for Holdings and Enterprises consisted of the following (in thousands):

                March 31,                              2002            2001
                ---------------------------------  -------------  -------------

                Accounts receivable..............  $      41,479  $      57,423
                Allowance for doubtful accounts..         (3,421)        (4,375)
                                                   -------------  -------------
                                                   $      38,058  $      53,048
                                                   =============  =============

4.      Inventories

                Inventories for Holdings and Enterprises consisted of the following (in thousands):

                 March 31,                             2002            2001
                 --------------------------------  -------------  -------------

                 Raw materials...................  $       1,821  $       1,730
                 Finished goods..................         56,532         70,825
                                                   -------------  -------------
                                                   $      58,353  $      72,555
                                                   =============  =============

5.      Other Current Assets

                During the year ended March 31, 2001, Millbrook realigned certain of its distribution operations which resulted in the closure of its Ozark, Alabama facility. The carrying amount of this asset was reduced by $370,000 to its estimated net realizable value and is classified as a component of Other Current Assets on the Companies' balance sheets as of March 31, 2002 and 2001.

6.      Property, Plant & Equipment

                Property, plant and equipment for Holdings and Enterprises consisted of the following (in thousands):

                 March 31,                              2002            2001
                 ---------------------------------  -------------  -------------

                 Land.............................  $       2,673  $       2,673
                 Buildings and improvements.......         15,249         15,067
                 Machinery and equipment..........         31,704         30,116
                 Rolling stock....................          2,755          2,886
                 Work in progress.................             --            445
                                                    -------------  -------------
                                                           52,381         51,187
                 Less accumulated depreciation
                   and amortization...............         22,895         18,558
                                                    -------------  -------------
                                                    $      29,486  $      32,629
                                                    =============  =============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


7.      Intangibles

                Intangibles for Holdings and Enterprises consisted of the following (in thousands):

                 March 31,                               2002           2001
                 --------------------------------  -------------   ------------

                 Trademarks and trade names......  $      42,000   $     42,000
                 Distributorship and trademark
                   license agreements............          4,400          4,400
                 Excess of cost over net assets
                   acquired......................         82,011         82,011
                                                   -------------   ------------
                                                         128,411        128,411
                 Less accumulated amortization...         14,166          9,953
                                                   -------------   ------------
                                                   $     114,245   $    118,458
                                                   =============   ============

8.      Other Current Liabilities

                Other current liabilities for Holdings and Enterprises consisted of the following (in thousands):

                 March 31,                                2002                         2001
                 ---------------------------   --------------------------   ----------------------------
                                                Holdings     Enterprises      Holdings      Enterprises
                                               -----------  -------------   -----------    ------------
                 Accrued compensation and
                      fringe benefits.......   $    11,038   $    11,038    $    11,534    $     11,534
                 Accrued interest...........         5,380         4,034          5,478           4,133
                 Accrued liabilities........         6,527         7,737          6,905           7,726
                                               -----------   -----------    -----------    ------------
                                               $    22,945   $    22,809    $    23,917    $     23,393
                                               ===========   ===========    ===========    ============

9.      Long-term Debt

                Long-term debt for Holdings and Enterprises consisted of the following (in thousands):

                 March 31,                                2002                         2001
                 ---------------------------   --------------------------   ----------------------------
                                                Holdings    Enterprises      Holdings      Enterprises
                                               ---------------------------  ------------ --------------
                 10.5% Notes due 2005.......   $    80,340   $    80,340    $    80,340    $     80,340
                 13% Notes due 2008.........        25,000             -         25,000               -
                 Revolving credit facility..        60,485        60,485         95,000          95,000
                 Term loan..................         2,767         2,767          4,633           4,633
                                               -----------   -----------    -----------    ------------
                                                   168,592       143,592        204,973         179,973
                 Less current maturities....         2,767         2,767          1,866           1,866
                                               -----------   -----------    -----------    ------------
                                               $   165,825   $   140,825    $   203,107    $    178,107
                                               ===========   ===========    ===========    ============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Long-term Debt (Continued)

                  Millbrook and Manischewitz have a credit agreement with a group of commercial lending institutions providing for a credit facility in the aggregate amount of $117.8 million consisting of revolving credit loans up to $115 million and an amortizing term loan of $2.8 million (the "Credit Agreement"). Borrowings under this long-term facility, which expires October 28, 2004, are supported by specified assets in accordance with a borrowing base formula, as defined in the Credit Agreement. Additionally, the Credit Agreement requires the maintenance of a minimum level of cash flow, as defined and imposes restrictions on investments, capital expenditures, cash dividends, management fees and advances to the parent and other indebtedness. At March 31, 2002, substantially all of the assets of Enterprises' subsidiaries are unavailable for dividends. At March 31, 2002, Millbrook and Manischewitz had available, under the Credit Agreement, unused borrowing capacity of approximately $22.7 million, net of outstanding letters of credit of approximately $4.7 million. The Credit Agreement is secured by Millbrook's and Manischewitz' accounts receivable and inventories, mortgages on certain real property and Manischewitz' pledge of certain unencumbered fixtures and equipment, Millbrook's stock and the membership interests of Manischewitz.

                  Borrowings under the Credit Agreement bear interest at either the London interbank offered ("LIBO") rate plus a margin or the bank's alternate base rate plus a margin (up to 3.25%). The margin, which ranged from 2.00% to 3.25% during the year ended March 31, 2002, is based upon availability pursuant to the borrowing base calculation. At March 31, 2002 and 2001, borrowings under the LIBO option were $62,767,000 and $99,633,000, respectively. At March 31, 2002, the interest rate on the outstanding LIBO loans ranged from 5.13% to 5.55%. At March 31, 2002, Millbrook's and Manischewitz' outstanding debt under the Credit Agreement approximates fair value. At March 31, 2002 and 2001, the fair value of Holdings' 13% Notes was $5.0 million and $15.0 million, respectively. At March 31, 2002 and 2001, the fair value of Enterprises' 10.5% Notes was $28.1 million and $56.2 million, respectively.

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

                Future maturities of long-term debt at March 31, 2002 were as follows (in thousands):

                                                      Holdings     Enterprises
                                                     ----------   -------------
                2003..........................       $    2,767    $     2,767
                2004..........................                -              -
                2005..........................           60,485         60,485
                2006..........................           80,340         80,340
                2007..........................                -              -
                Thereafter....................           25,000              -
                                                     ----------    -----------
                                                     $  168,592    $   143,592
                                                     ==========    ===========

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

                The holders of the Series A and B Preferred Stock are entitled to cumulative preferential cash dividends of $50 per year (10%), per share. At March 31, 2002, the amount of accumulated unpaid dividends per share on the Series A Preferred Stock was $250 for shares issued in 1997 and $150 for each of the Series A and B Preferred Stock issued in 1999, aggregating approximately $5.9 million. Unless all accumulated and unpaid dividends on the Series A and B Preferred Stock are paid, no dividends shall be declared or paid on Holdings' Common Stock. The Series A and B Preferred Stock are each subject to an optional redemption by Holdings at any time, in whole or in part, at the redemption price per share of $500 plus an amount equal to all accumulated and unpaid dividends.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.     Commitments And Contingencies

        Leases

                The Companies lease certain facilities, machinery and vehicles under various non-cancelable capital and operating lease agreements. The Companies are required to pay property taxes, insurance and normal maintenance costs for certain of their facilities. Future minimum lease payments required under such leases in effect at March 31, 2002 were as follows (in thousands):

                                                      Capital Lease   Operating
                                                       Obligations      Leases
                                                       ------------  -----------
                 2003................................   $       84   $     5,131
                 2004................................           73         4,792
                 2005................................           16         4,310
                 2006................................            -         4,064
                 2007................................            -         3,492
                 Thereafter..........................            -         1,537
                                                        ----------   -----------
                 Future minimum lease payments.......   $      173   $    23,326
                                                                     ===========
                 Less: Interest and executory costs..           20
                                                        ----------
                 Total capital lease obligations.....   $      153
                                                        ==========

                Capital lease obligations have been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets. Interest rates on capital lease obligations vary from 9.0% to 13.3%. The net carrying amount of assets under capital leases at March 31, 2002 were approximately $150,000.

                Total rent expense for all operating leases was $8.3 million, $8.9 million and $5.7 million for the years ended March 31, 2002, 2001, and 2000, respectively.

        Commitments

                At March 31, 2002 and 2001, Manischewitz had approximately $1.6 million and $0.9 million, respectively, of purchase commitments with certain vendors.

        Contingencies

                The Companies are subject to various legal actions, regulatory investigations and proceedings and claims threatened or pending in the normal course of their business. While it is not feasible to predict or determine the outcome of these actions, claims and proceedings, it is the opinion of management that their outcome, to the extent not provided for through insurance, indemnification or established reserves, will not have a materially adverse effect on the Companies' financial position or future results of operations.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.     Income Taxes

                The provision (benefit) for income taxes consisted of the following (in thousands):

        March 31,                                       2002                       2001                         2000
        ---------                            -------------------------   -----------------------     -------------------------
                                             Holdings     Enterprises    Holdings    Enterprises     Holdings      Enterprises
                                             --------     ------------   --------    -----------     ----------    -----------
        Currently (receivable) payable:
             Federal                         $(1,281)     $   (588)      $(2,041)      $  (995)      $(4,329)      $(1,564)
             State                                --            --          (370)         (344)         (627)         (183)
                                             -------      --------       -------       -------       -------       -------
                                              (1,281)         (588)       (2,411)       (1,339)       (4,956)       (1,747)
                                             -------      --------       -------       -------       -------       -------

        Deferred (benefit) liability:
             Federal                         $(1,212)     $   (748)      $  (658)      $  (658)      $ 3,759         1,984
             State                              (109)         (306)         (342)         (142)           51            51
                                             -------      --------       -------       -------       -------       -------
                                              (1,321)       (1,054)       (1,000)         (800)        3,810         2,035
                                             -------      --------       -------       -------       -------       -------
                                             $(2,602)     $ (1,642)      $(3,411)      $(2,139)      $(1,146)      $   288
                                             =======      ========       =======       =======       =======       =======

                A reconciliation of the statutory United States Federal income tax rate to the Companies effective income tax (benefit) rates follows:

        For the years ended
        March 31,                                     2002                       2001                         2000
        ---------                         --------------------------    -----------------------    --------------------------
                                           Holdings     Enterprises     Holdings    Enterprises     Holdings     Enterprises
                                          ------------ -------------    -----------------------    ----------   -------------

         Statutory rate..................    (35.0%)      (35.0%)       (35.0%)        (35.0%)       (35.0%)         35.0%
         State income taxes, net of
              Federal benefit............     (3.9)        (3.5)         (4.0)          (3.8)         (2.6)         116.6
         Nondeductible amortization of
              intangibles................      5.8          9.3           4.6            6.3          16.4          945.0
         Change in valuation
              allowances.................      4.8           --            --             --         (23.3)        (657.7)
         Other...........................     (0.2)         0.5           5.0            6.9           6.2          115.3
                                          ----------- ---------------  ----------- -------------- ------------  --------------

                                             (28.5%)      (28.7%)       (29.4%)        (25.6%)       (38.3%)        554.2%
                                          =========== ===============  =========== ============== ============  ==============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.     Income Taxes (Continued)

                The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

                                                                            2002                         2001
                                                                   --------------------------- ---------------------------
                                                                     Holdings     Enterprises    Holdings    Enterprises
                                                                   --------------------------- ---------------------------
         March 31,
         ---------

         Deferred Tax Assets:
             Accounts receivable, principally due to
               allowances for doubtful accounts...........           $  1,879     $     1,879    $   1,785    $     1,785
             Deferred compensation........................              4,064           4,064        4,066          4,066
             Net operating loss carryforwards.............              1,644             742          200             --
             Liability accruals...........................              4,651           4,651        4,535          4,535
             Other, net...................................              1,298           1,298        1,193          1,193

         Deferred Tax Liabilities:
             Inventories, principally due to
               acquisition basis differences and
               financial statement allowances.............             (3,644)         (3,644)      (4,228)        (4,228)
             Property, plant & equipment, principally
               due to basis differences...................             (5,359)         (5,359)      (5,351)        (5,351)
             Identified intangibles, due to
               basis differences..........................             (9,436)         (9,436)      (9,269)        (9,269)
                                                                     --------     -----------    ---------    -----------
             Total deferred tax liabilities...............             (4,903)         (5,805)      (7,069)        (7,269)
             Valuation allowance..........................               (435)             --           --             --
                                                                     --------     -----------    ---------    -----------
             Net deferred tax liabilities.................           $ (5,338)    $    (5,805)   $  (7,069)   $    (7,269)
                                                                     ========     ===========    =========    ===========

                At March 31, 2002, Holdings and Enterprises had consolidated net operating loss carryforwards of approximately $957,000 and $490,000, respectively, available to reduce future Federal income tax liabilities, which expire in fiscal 2022. Holdings and Enterprises also had state operating loss carryforwards, the tax effect of which was approximately $687,000 and $252,000, respectively. A valuation allowance of approximately $435,000 has been established to offset the portion of the deferred tax asset related to Holdings' state tax loss carryforwards.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.     Employee Benefit Plans

        Retirement and Savings Plan

                The Companies have a retirement and savings plan ("401(k) Plan") covering substantially all of their employees. The 401(k) Plan provides for matching contributions by the Companies. In addition, the Companies may make annual discretionary contributions to employee accounts based, in part, on the Companies' financial performance. For each of the years ended March 31, 2002, 2001 and 2000, the Companies' provided approximately $1.6 million, $2.0 million and $1.8 million, respectively, for matching and discretionary contributions.

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

                In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies is included in Other Assets. During the year ended March 31, 2002, $7.2 million of cash surrender value available under these policies was utilized to reduce outstanding borrowings under the Credit Agreement. At March 31, 2002, future payment obligations, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement were approximately $696,000, $709,000, $787,000, $909,000 and $783,000 for the years ending March 31, 2003, 2004, 2005, 2006 and
        2007, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.     Employee Benefit Plans (Continued)

        Pension Plan and Other Postretirement Benefits

                An analysis of Manischewitz' pension plan and accumulated benefit obligation for its postretirement health plan follows (in thousands):

           For the period ended March 31,                            2002                        2001
           ------------------------------                            ----                        ----
                                                                        Other Post-                  Other Post-
                                                             Pension    Retirement        Pension    Retirement
                                                            Benefits     Benefits        Benefits     Benefits
                                                            --------     --------        --------     --------
           Change in benefit obligation
           Benefit obligation at beginning of period......  $  12,828    $   1,989      $  12,152    $   1,608
           Service cost...................................        157           31            126           24
           Interest cost..................................        888          158            909          140
           Actuarial (gain) loss..........................       (233)         229            601          325
           Plan amendments................................        158           --             --           --
           Benefits paid..................................     (1,026)        (120)          (960)        (108)
                                                            ---------    ---------      ---------    ---------
           Benefit obligation at end of period............     12,772        2,287         12,828        1,989
                                                            ---------    ---------      ---------    ---------

           Change in plan assets
           Fair value of plan assets at beginning
             of period....................................     10,803           --         13,145           --
           Actual return on plan assets...................       (257)          --         (2,387)          --
           Employer contributions.........................         --          120          1,005          108
           Benefits paid..................................     (1,026)        (120)          (960)        (108)
                                                            ---------    ---------      ---------    ---------
           Fair value of plan assets at end of period.....      9,520           --         10,803           --
                                                            ---------    ---------      ---------    ---------

           Funded status..................................     (3,252)      (2,287)        (2,025)      (1,989)
           Unrecognized net prior service cost............        144           --             --           --
           Unrecognized actuarial (gain) loss.............      2,787          426          1,926          226
                                                            ---------    ---------      ---------    ---------
           Net amount recognized..........................  $    (321)   $  (1,861)     $     (99)   $  (1,763)
                                                            =========    =========      =========    =========

           Amount recognized in the statement
             of financial position consists of:
           Accrued benefit liability......................  $  (3,107)   $  (1,861)     $  (1,989)   $  (1,763)
           Intangible asset...............................        144           --             --           --
           Accumulated other comprehensive income.........      2,642           --          1,890           --
                                                            ---------    ---------      ---------    ---------
           Net amount recognized..........................  $    (321)   $  (1,861)     $     (99)   $  (1,763)
                                                            =========    =========      =========    =========

           Weighted-average assumptions:
           Discount rate..................................      7.25%        7.25%          7.25%       7.25%
           Expected return on assets......................      7.50%          --           7.50%         --
           Rate of compensation increase..................      4.00%          --           4.00%         --

                  For measurement purposes, a 7.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease to 5% in 2010 and remain at that level thereafter.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.      Employee Benefit Plans (Continued)

         For the period ended March 31,                           2002                        2001
         ------------------------------------------               ----                        ----
                                                                     Other Post-                  Other Post-
                                                          Pension    Retirement        Pension    Retirement
                                                         Benefits     Benefits        Benefits     Benefits
                                                         --------     --------        --------     --------
         Components of net periodic benefit cost
         Service cost..................................  $     157    $      31      $     126    $       24
         Interest cost.................................        888          158            909           140
         Expected return on assets.....................       (874)          --           (975)           --
         Amortization of prior service cost............         14           --             --            --
         Recognized net actuarial gain.................         37           29            (59)           --
                                                         ---------    ---------      ----------   ----------
         Net periodic pension cost.....................  $     222    $     218      $       1    $      164
                                                         =========    =========      =========    ==========

                The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $12,772,000, $12,628,000 and $9,520,000, respectively, as of the end of the period, and $12,828,000, $12,792,000 and $10,803,000, respectively, as of the beginning of the period.

                Manischewitz provides health benefits to eligible retired employees under its postretirement health care plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:

                                                                                      1-Percentage Point
                                                                                      ------------------
                                                                                  Increase          Decrease
                                                                                  --------          --------
                                                                                        (In thousands)
                Effect on total of service and interest cost components.......    $      20         $     (17)
                Effect on postretirement benefit obligation...................    $     205         $    (177)

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.     Related Party Transactions

                Concurrent with Millbrook's acquisition by Holdings, Millbrook entered into an arrangement with an entity owned by the controlling shareholder of Holdings whereby Millbrook agreed (i) to pay a quarterly management fee of $100,000; and (ii) to reimburse the entity for providing various services, including executive services and out-of-pocket and other expenses incurred on its behalf. Concurrent with Manischewitz' acquisition by Enterprises, Manischewitz entered into an arrangement with the entity owned by the controlling shareholder of Holdings whereby Manischewitz agreed to reimburse the entity for providing various services, including executive services and out-of-pocket and other expenses incurred on its behalf. The services provided under both arrangements include, among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For each of the years ended March 31, 2002, 2001 and 2000, Millbrook paid $400,000 for management fees and $1,100,000, $1,100,000 and $875,000 respectively, for services provided by this entity pursuant to its aforementioned arrangement. For the years ended March 31, 2002, 2001 and 2000, Manischewitz paid approximately $510,000, $510,000 and $428,000, respectively, for services provided by this entity pursuant to its aforementioned arrangement. The services provided under each of these arrangements are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided.

                In addition, during the years ended March 31, 2002 and 2001, Millbrook reimbursed the aforementioned entity approximately $74,000 and $111,000, respectively, and Manischewitz reimbursed the aforementioned entity approximately $5,000 and $12,000, respectively, for use of its airplane. When commercial flights were available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

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


 For the years ended March 31,                   2002                         2001                         2000
---------------------------------     ---------------------------  ---------------------------  ---------------------------
 (in thousands)                         Holdings      Enterprises    Holdings      Enterprises    Holdings      Enterprises
                                      -------------  ------------  -------------  ------------  -------------  ------------
 Revenues
Millbrook .......................       $ 547,812      $ 547,812    $ 607,781       $ 607,781    $ 538,460       $ 538,460
Manischewitz ....................          60,514         60,514       56,902          56,902       49,648          49,648
                                        ---------      ---------    ---------       ---------    ---------       ---------
  Total segment revenues ........         608,326        608,326      664,683         664,683      588,108         588,108
Corporate items, principally
  the elimination of
  intercompany sales ............         (12,024)       (12,024)     (12,352)        (12,352)      (7,577)         (7,623)
                                        ---------      ---------    ---------       ---------    ---------       ---------
                                        $ 596,302      $ 596,302    $ 652,331       $ 652,331    $ 580,531       $ 580,485
                                        =========      =========    =========       =========    =========       =========

 Operating income
Millbrook .......................       $  11,365      $  11,365    $  12,478       $  12,478    $  15,009       $  15,009
Manischewitz ....................          10,713         10,713        9,623           9,623       11,666          11,666
                                        ---------      ---------    ---------       ---------    ---------       ---------
  Total segment operating
    income ......................          22,078         22,078       22,101          22,101       26,675          26,675
Corporate items and
    eliminations ................         (12,153)       (12,087)     (13,343)        (13,266)     (10,710)        (10,735)
                                        ---------      ---------    ---------       ---------    ---------       ---------
                                        $   9,925      $   9,991    $   8,758       $   8,835    $  15,965       $  15,940
                                        =========      =========    =========       =========    =========       =========

 Identifiable assets
Millbrook .......................       $ 102,947      $ 102,947    $ 139,911       $ 139,911    $ 133,072       $ 133,072
Manischewitz ....................          41,738         41,738       49,532          49,532       49,199          49,199
                                        ---------      ---------    ---------       ---------    ---------       ---------
  Total segment assets ..........         144,685        144,685      189,443         189,443      182,271         182,271
Corporate items, principally
  intangibles not allocated
  to segments ...................         116,766        119,235      121,565         121,225      107,907         103,444
                                        ---------      ---------    ---------       ---------    ---------       ---------
                                        $ 261,451      $ 263,920    $ 311,008       $ 310,668    $ 290,178       $ 285,715
                                        =========      =========    =========       =========    =========       =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


16.     Significant Customers

                For the years ended March 31, 2002 and 2001, combined revenues from the Companies' two largest customers, Shaw's Supermarkets and Ames Department Stores, together represented approximately 29.3% and 26.1% of total revenues, respectively. During the year ended March 31, 2002, Ames filed for protection under Chapter 11 of the Bankruptcy Code and is presently developing its reorganization plan. As of March 31, 2002, the Companies have a significant continuing business relationship with Ames.

17.     Quarterly Financial Data (Unaudited)

                                                                                        Fiscal 2002
                                                    --------------------------------------------------------------------------------
For the three months ended                                June 30,            September 30,         December 31,          March 31,
----------------------------------                  -----------------       ----------------       --------------        -----------
(in thousands)
HOLDINGS
--------

Revenues                                                    $ 139,305            $ 133,450            $ 161,626            $ 161,921

Gross profit                                                   36,001               33,164               36,342               42,158

Operating (loss) income                                          (548)              (1,058)               2,137                9,394

Net (loss) income                                              (3,541)              (3,628)              (1,633)               2,282

ENTERPRISES
-----------

Revenues                                                    $ 139,305            $ 133,450            $ 161,626            $ 161,921

Gross profit                                                   36,001               33,164               36,342               42,158

Operating (loss) income                                          (545)              (1,047)               2,160                9,423

Net (loss) income                                              (3,020)              (3,129)              (1,126)               3,186

                                                                                        Fiscal 2001
                                                    --------------------------------------------------------------------------------
For the three months ended                                June 30,            September 30,         December 31,          March 31,
----------------------------------                  -----------------       ----------------       --------------        -----------
(in thousands)
HOLDINGS
--------

Revenues                                                    $ 157,334            $ 154,646            $ 172,579            $ 167,772

Gross profit                                                   38,314               37,343               40,700               46,366

Operating income (loss)                                           423                 (413)               1,771                6,977

Net income (loss) (1)                                             387               (3,318)              (2,218)                 155

ENTERPRISES
-----------

Revenues                                                    $ 157,334            $ 154,646            $ 172,579            $ 167,772

Gross profit                                                   38,314               37,343               40,700               46,366

Operating income (loss)                                           426                 (409)               1,797                7,021

Net income (loss) (1)                                             861               (2,861)              (1,707)                 682

(1) Net income for the three months ended June 30, 2000 includes an after-tax extraordinary gain of $2.1 million on the early extinguishment of debt.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


18.     Subsequent Event

                Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (a) reduces the interest rate to 6% per annum, (b) extends their maturity date from May 1, 2008 to May 1, 2010 and (c) increases the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of these Notes will receive warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007.

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

March 31,                                                                            2002                        2001
-------------------------------------------------------------------------  -------------------------    --------------------------
                                                                            Holdings     Enterprises     Holdings      Enterprises
                                                                           ------------  -----------    -----------    -----------
                                     ASSETS
Current assets:
  Cash                                                                      $       70    $        1    $        3    $        -
  Restricted investments                                                            --            -- #       1,629             -
  Other current assets                                                           3,186            16         3,847             6
                                                                           ------------  ------------  ------------  ------------
    Total current assets                                                         3,256            17         5,479             6
Noncurrent assets:
  Intercompany notes receivable                                                     --        76,294            --        70,470
  Other assets                                                                   1,701         1,402           643         1,857
                                                                           ------------  ------------  ------------  ------------
    Total noncurrent assets                                                      1,701        77,696           643        72,327
  Investments in subsidiaries                                                   32,858        40,721        37,573        50,644
                                                                           ------------  ------------  ------------  ------------

Total assets                                                                $   37,815    $  118,434    $   43,695    $  122,977
                                                                           ============  ============  ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accrued interest                                                          $    1,345    $    3,498    $    1,345    $    3,498
  Other current liabilities                                                      6,217         1,738         4,961         1,566
                                                                           ------------  ------------  ------------  ------------
    Total current liabilities                                                    7,562         5,236         6,306         5,064
Noncurrent liabilities:
  Long-term debt                                                                25,000        80,340        25,000        80,340
                                                                           ------------  ------------  ------------  ------------
    Total noncurrent liabilities                                                25,000        80,340        25,000        80,340

Stockholders' equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 shares of Series A issued and outstanding                            12,344            --        12,344            --
    1,000 shares of Series B issued and outstanding                                500            --           500            --
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares                                                                       1            --             1            --
  Notes receivable from stock sales                                               (195)           --          (267)           --
  Additional paid-in capital                                                       373        39,482           436        39,482
  Retained earnings (deficit)                                                   (6,197)       (5,052)          323          (963)
  Accumulated other comprehensive (loss) income                                 (1,572)       (1,572)         (946)         (946)
                                                                           ------------  ------------  ------------  ------------
                                                                                 5,254        32,858        12,391        37,573
  Less common stock in treasury - 600 shares and 2,000 shares                        1            --             2            --
                                                                           ------------  ------------  ------------  ------------
    Total stockholders' equity                                                   5,253        32,858        12,389        37,573
                                                                           ------------  ------------  ------------  ------------

Total liabilities and stockholders' equity                                  $   37,815    $  118,434    $   43,695    $  122,977
                                                                           ============  ============  ============  ============

            See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------

For the years ended March 31,                                                        2002                         2001
------------------------------------------------------------------------  ---------------------------  ---------------------------
                                                                           Holdings       Enterprises    Holdings      Enterprises
                                                                          ------------   ------------  ------------    -----------
Equity in net (loss) income of subsidiaries                                $   (4,089)    $   (4,102)   $   (3,025)    $   (5,443)

General and administrative expenses                                                67             77            77             54
                                                                          ------------   ------------  ------------   ------------

Operating loss                                                                 (4,156)        (4,179)       (3,102)        (5,497)

Interest expense, net of Holdings' interest
  income of $24 and $158 and Enterprises'
  intercompany interest income of $8,315 and $8,020                             3,324            582         3,163          1,233
                                                                          ------------   ------------  ------------   ------------

Loss before benefit for income taxes                                           (7,480)        (4,761)       (6,265)        (6,730)

Benefit for income taxes                                                         (960)          (672)       (1,271)          (511)
                                                                          ------------   ------------  ------------   ------------

Loss before extraordinary item                                                 (6,520)        (4,089)       (4,994)        (6,219)

Extraordinary gain on early extinguishment of debt,
  net of income taxes of $2.1 million                                              --             --            --          3,194
                                                                          ------------   ------------  ------------   ------------

Net loss                                                                   $   (6,520)    $   (4,089)   $   (4,994)    $   (3,025)
                                                                          ============   ============  ============   ============


              See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

For the years ended March 31,                                                         2002                         2001
-------------------------------------------------------------------------  ---------------------------   ---------------------------
                                                                             Holdings      Enterprises    Holdings       Enterprises
                                                                           ------------    -----------   -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $  (6,520)     $  (4,089)    $  (4,994)    $   (3,025)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Equity in net loss of subsidiaries                                         4,089          4,102         3,025          5,443
      Amortization                                                                  99            462           106            474
      Extraordinary gain on early extiguishment of debt,
        net of income taxes                                                         --             --            --         (3,194)
  Changes in assets and liabilities:
  Accrued interest                                                                  --             --           (24)          (850)
                                                                           ------------   ------------  ------------   ------------

Net cash (used in) provided by operating activities                             (2,332)           475        (1,887)        (1,152)
                                                                           ------------   ------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of long-term debt                                                      --             --            --        (12,979)
  Payment from interest escrow account                                           1,625             --         3,250             --
  Proceeds from issuance and repurchase
    of common stock                                                                 10             --             7             --
  Distributions from subsidiaries                                                   --          5,195            --         20,629
  Other                                                                            764         (5,669)       (1,386)        (6,498)
                                                                           ------------   ------------  ------------   ------------

Net cash provided by (used in) financing activities                              2,399           (474)        1,871          1,152
                                                                           ------------   ------------  ------------   ------------

Net increase (decrease) in cash                                                     67              1           (16)            --

Cash, beginning of year                                                              3             --            19             --
                                                                           ------------   ------------  ------------   ------------

Cash, end of year                                                           $       70     $        1    $        3     $       --
                                                                           ============   ============  ============   ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                $   3,250      $    8,436    $    3,250     $    8,779
    Income taxes                                                            $      --      $       --    $    3,870     $       --


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

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000
(In thousands)
--------------------------------------------------------------------------------


                                                                         Additions
                                                             ----------------------------------
                                            Balance at         Charged to        Charged to                           Balance at
                                             beginning          costs and           other                                end
                 Description                 of period           expenses       accounts (1)       Deductions (2)     of period
----------------------------------------  ----------------   ----------------  ----------------  ----------------    --------------
Year ended March 31, 2002
  Allowance for doubtful accounts              $ 4,375                789                --            (1,743)          $ 3,421

Year ended March 31, 2001
  Allowance for doubtful accounts              $ 4,251                294               267              (437)          $ 4,375

Year ended March 31, 2000
  Allowance for doubtful accounts              $ 3,303              1,032                --               (84)          $ 4,251

(1) For the year ended March 31, 2001, the amount principally relates to the acquisition of the Miller Buckeye Biscuit Company, Inc.

(2)  Amounts written off.