Form 10-Q
period 2002-06-30
RAB HOLDINGS INC
filed 2002-08-13
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED JUNE 30, 2002
                              -------------

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

                                                       N/A
-------------------------------------------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X             No
                               -------             -------

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                            Page
                                                                                                           Number
                                                                                                           ------

PART I. FINANCIAL INFORMATION

  Item 1.    Financial Statements


             Condensed Consolidated Balance Sheets - June 30, 2002 (Unaudited)
               and March 31, 2002                                                                             1

             Condensed Consolidated Statements of Operations - Three months ended
               June 30, 2002 and 2001 (Unaudited)                                                             2

             Condensed Consolidated Statements of Cash Flows - Three months ended
               June 30, 2002 and 2001 (Unaudited)                                                             3

             Notes to Condensed Consolidated Financial Statements (Unaudited)                                4-9


  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                        10-14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                       15

PART II. OTHER INFORMATION

  Item 2.    Changes in Securities and Use of Proceeds                                                        16

  Item 6.    Exhibits and Reports on Form 8-K                                                                 16

SIGNATURES                                                                                                  17-18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                              June 30, 2002                   March 31, 2002
                                                                      -----------------------------   -----------------------------
                                                                        Holdings       Enterprises      Holdings      Enterprises
                                                                      -------------  --------------   -------------  --------------
                               ASSETS                                           (Unaudited)
Current assets:
    Cash                                                                   $ 2,861         $ 2,804         $ 4,526         $ 4,456
    Accounts receivable, net                                                29,248          29,248          38,058          38,058
    Inventories                                                             64,653          64,653          58,353          58,353
    Other current assets                                                     9,543          14,308          11,649          15,889
                                                                      -------------  --------------   -------------  --------------
        Total current assets                                               106,305         111,013         112,586         116,756
                                                                      -------------  --------------   -------------  --------------
Noncurrent assets:
    Other assets                                                             4,745           3,596           5,134           3,433
Property, plant and equipment, net                                          28,321          28,321          29,486          29,486
Intangibles, net                                                            89,972          89,972         114,245         114,245
                                                                      -------------  --------------   -------------  --------------

Total assets                                                              $229,343        $232,902        $261,451        $263,920
                                                                      =============  ==============   =============  ==============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
     Current maturities of long-term debt                                  $ 1,973         $ 1,973         $ 2,767         $ 2,767
     Accounts payable                                                       44,185          44,185          40,768          40,768
     Other current liabilities                                              19,828          20,589          22,945          22,809
                                                                      -------------  --------------   -------------  --------------
        Total current liabilities                                           65,986          66,747          66,480          66,344
                                                                      -------------  --------------   -------------  --------------
Noncurrent liabilities:
     Long-term debt                                                        162,223         138,393         165,825         140,825
     Deferred income taxes                                                   9,436           9,436           7,640           7,640
     Other liabilities                                                      16,282          16,282          16,253          16,253
                                                                      -------------  --------------   -------------  --------------
        Total noncurrent liabilities                                       187,941         164,111         189,718         164,718
                                                                      -------------  --------------   -------------  --------------
Stockholders' (deficit) equity:
     Preferred stock, $500 par value, 100,000 shares authorized,
       24,875 shares of Series A issued and outstanding                     12,344               -          12,344               -
       1,000 shares of Series B issued and outstanding                         500               -             500               -
     Common stock, $.01 and $1.00 par value, 1,000,000 shares
       and 200 shares authorized, issued 105,100 shares and
       200 shares                                                                1               -               1               -
     Notes receivable from stock sales                                        (198)              -            (195)              -
     Additional paid-in capital                                              2,959          39,482             373          39,482
     Retained earnings (deficit)                                           (38,620)        (35,869)         (6,197)         (5,052)
     Accumulated other comprehensive loss                                   (1,569)         (1,569)         (1,572)         (1,572)
                                                                      -------------  --------------   -------------  --------------
                                                                           (24,583)          2,044           5,254          32,858
      Less common stock in treasury - 600 shares                                 1               -               1               -
                                                                      -------------  --------------   -------------  --------------
        Total stockholders' (deficit) equity                               (24,584)          2,044           5,253          32,858
                                                                      -------------  --------------   -------------  --------------

Total liabilities and stockholders' (deficit) equity                      $229,343        $232,902        $261,451        $263,920
                                                                      =============  ==============   =============  ==============


            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                Three Months Ended                     Three Months Ended
                                                                   June 30, 2002                          June 30, 2001
                                                        ------------------------------------  -------------------------------------
                                                              Holdings          Enterprises          Holdings          Enterprises
                                                        -------------------  ---------------  ---------------------  --------------
                                                                       (Unaudited)                            (Unaudited)
Revenues                                                         $ 131,222        $ 131,222              $ 139,305       $ 139,305

Costs and expenses:
   Cost of sales                                                   102,324          102,324                103,304         103,304
   Selling                                                          10,058           10,058                 14,521          14,521
   Distribution and warehousing                                     11,699           11,699                 14,314          14,314
   General and administrative                                        6,521            6,514                  6,655           6,652
   Amortization of intangibles                                          43               43                  1,059           1,059
                                                        -------------------  ---------------  ---------------------  --------------

         Total costs and expenses                                  130,645          130,638                139,853         139,850
                                                        -------------------  ---------------  ---------------------  --------------


Operating income (loss)                                                577              584                   (548)           (545)

Interest expense, net                                                4,172            3,540                  4,970           4,110
                                                        -------------------  ---------------  ---------------------  --------------


Loss before provision (benefit) for income taxes                    (3,595)          (2,956)                (5,518)         (4,655)

Provision (benefit) for income taxes                                 4,098            3,631                 (1,977)         (1,635)
                                                        -------------------  ---------------  ---------------------  --------------

Loss before extraordinary item and cumulative
  effect of change in accounting principle                          (7,693)          (6,587)                (3,541)         (3,020)

Extraordinary loss on modification of debt                            (500)               -                      -               -
                                                        -------------------  ---------------  ---------------------  --------------

Loss before cumulative effect of  change in
  accounting principle                                              (8,193)          (6,587)                (3,541)         (3,020)

Cumulative effect of change in accounting principle                (24,230)         (24,230)                     -               -
                                                        -------------------  ---------------  ---------------------  --------------

Net loss                                                         $ (32,423)       $ (30,817)              $ (3,541)       $ (3,020)
                                                        ===================  ===============  =====================  ==============

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

---------------------------------------------------------------------------------------------------------------------------------

                                                                          Three Months Ended             Three Months Ended
                                                                             June 30, 2002                  June 30, 2001
                                                                     -----------------------------  -----------------------------
                                                                      Holdings        Enterprises     Holdings      Enterprises
                                                                     ------------   --------------  -------------  --------------
                                                                             (Unaudited)                    (Unaudited)
Cash flows from operating activities:
  Net loss                                                             $ (32,423)        $(30,817)       $(3,541)       $ (3,020)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Extraordinary loss on modification of debt                               500                -              -               -
    Cumulative effect of change in accounting principle                   24,230           24,230              -               -
    Depreciation and amortization                                          1,623            1,547          2,622           2,596
    Deferred income taxes                                                  4,098            3,631              -               -
  Changes in assets and liabilities:
    Accounts receivable                                                    8,810            8,810         25,132          25,132
    Inventories                                                           (6,300)          (6,300)         2,104           2,104
    Accounts payable                                                       3,417            3,417         (4,067)         (4,067)
    Other assets and liabilities                                          (1,872)          (2,861)           816             852
                                                                     ------------   --------------  -------------  --------------

Net cash provided by operating activities                                  2,083            1,657         23,066          23,597
                                                                     ------------   --------------  -------------  --------------

Cash flows from investing activities:
    Acquisitions of plant and equipment                                      (83)             (83)        (1,632)         (1,632)
                                                                     ------------   --------------  -------------  --------------

Net cash used in investing activities                                        (83)             (83)        (1,632)         (1,632)
                                                                     ------------   --------------  -------------  --------------

Cash flows from financing activities:
  Payment of debt modification costs                                        (439)               -              -               -
  Payments from Interest Escrow Account                                        -                -          1,625               -
  Repayments under Credit Agreement                                       (3,226)          (3,226)       (25,138)        (25,138)
  Proceeds from issuance and
   (repurchase of) common stock                                                -                -            (33)              -
                                                                     ------------   --------------  -------------  --------------

Net cash used in financing activities                                     (3,665)          (3,226)       (23,546)        (25,138)
                                                                     ------------   --------------  -------------  --------------

Net decrease in cash                                                      (1,665)          (1,652)        (2,112)         (3,173)

Cash, beginning of period                                                  4,526            4,456          9,522           9,520
                                                                     ------------   --------------  -------------  --------------

Cash, end of period                                                      $ 2,861          $ 2,804        $ 7,410         $ 6,347
                                                                     ============   ==============  =============  ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $ 5,427          $ 5,296        $ 7,640         $ 6,015
    Income taxes                                                         $     2          $     2        $     4         $     4
  Non-cash financing activities:
    Additional indebtedness due to deferred interest
     payment in connection with debt modification                        $ 1,495          $     -        $     -         $     -

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

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of March 31, 2002 and 2001 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. The information related to March 31, 2002 contained herein has been derived from the Company's audited consolidated financial statements. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002, and the results of operations and cash flows for the periods ended June 30, 2002 and 2001.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                   June 30,      March 31,
                                     2002           2002
                                 -----------   ------------
            Raw materials         $  1,961       $  1,821
            Finished goods          62,692         56,532
                                 -----------   ------------
                                  $ 64,653       $ 58,353
                                 ===========   ============

NOTE C - Intangibles

Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the three month period ended June 30, 2002 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles still required to be amortized under SFAS No. 142.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

With the assistance of an independent professional appraisal firm, the Company performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Company's reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Company's Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of the goodwill writedown is increased. As a result, the Company recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the three month period ended June 30, 2002. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

The cumulative impact of adopting this change in accounting principle is reflected in the accompanying statement of operations, but does not affect the Company's operations and has no impact on its cash flows. The provisions of SFAS No. 142 requires an annual assessment of goodwill and intangibles, which the Company will perform to determine any possible future impairment.

The effect of adopting the new standard on net loss for the three month periods ended June 30, 2002 and 2001 are as follows (in thousands):

                                                            2002                                2001
                                                ---------------------------         ----------------------------
                                                 Holdings       Enterprises          Holdings        Enterprises
                                                ---------       -----------         ---------        -----------
Net Loss                                        $ (32,423)        $ (30,817)         $ (3,541)          $ (3,020)

Less: cumulative effect of change in
  accounting principle                             24,230            24,230                 -                  -
                                                ---------       -----------         ---------        -----------

Net Loss, excluding cumulative effect of
  change in accounting principle                   (8,193)           (6,587)           (3,541)            (3,020)
Add:  amortization of indefinite-lived
  intangible assets, net of tax                         -                 -               726                726
Add: valuation allowances recorded as a
  result of adoption of SFAS No. 142                5,697             5,022                 -                  -
                                                ---------       -----------         ---------        -----------

Net Loss, excluding cumulative effect of
  change in accounting principle and
  valuation allowances in 2002  and
  amortization of indefinite-lived
  intangible assets in 2001                      $ (2,496)         $ (1,565)         $ (2,815)          $ (2,294)
                                                =========       ===========         =========        ===========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

The changes in the carrying amount of goodwill and intangible assets during the three month period ended June 30, 2002, including the effect of adopting the new accounting standard is as follows (in thousands):

                                                 Millbrook                 Manischewitz
                                              ---------------   ---------------------------------
                                                                                    Intangible
                                                 Goodwill          Goodwill           Assets             Total
                                              ---------------   ---------------   ---------------   ----------------

Balance at March 31, 2002, net of
   accumulated amortization                         $ 15,103          $ 59,137          $ 40,005          $ 114,245
Goodwill writedown recognized as a
   cumulative effect of change in
   accounting principle                                    -            24,230                 -             24,230
Goodwill amortization                                      -                 -                43                 43
                                              ---------------   ---------------   ---------------   ----------------

Balance at June 30, 2002, net of
   accumulated amortization                         $ 15,103          $ 34,907          $ 39,962           $ 89,972
                                              ===============   ===============   ===============   ================

At June 30, 2002, Manischewitz' intangible assets were comprised of trademarks and tradenames.

NOTE D - Related Party Transactions

For each of the three month periods ended June 30, 2002 and 2001, the Company paid $510,000 and $502,500, respectively, to P&E Properties, Inc., an affiliated entity of which the Company's Chairman and Chief Executive Officer is the sole shareholder, for management fees, services provided and expenses incurred on its behalf.

NOTE E - Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                           2002                                2001
                                                 ---------------------------         ----------------------------
                                                 Holdings        Enterprises         Holdings         Enterprises
                                                 --------        -----------         --------         -----------
Income Tax Benefit for the three months
   ended June 30, 2002                           $ (1,399)         $ (1,191)         $ (1,977)          $ (1,635)

Valuation Allowances established pursuant to the adoption of SFAS No. 142:

Valuation Allowance related to continuing
   operations for the three months ended
   June 30, 2002                                    1,399             1,191                 -                  -

Additional Valuation Allowance resulting
   from deferred tax assets in excess
   of deferred tax liabilities, excluding
   identified intangibles                           4,098             3,631                 -                  -
                                                 --------        -----------         --------         -----------
Provision (benefit) for income taxes              $ 4,098           $ 3,631          $ (1,977)          $ (1,635)
                                                 ========        ===========         ========         ===========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE E - Income Taxes  (Continued)

SFAS No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized. Under generally accepted accounting principles, available evidence includes the reversal of existing taxable temporary differences. As of March 31, 2002, Holdings and Enterprises had net deferred tax liabilities of approximately $5.3 million and $5.8 million, respectively; each including a deferred tax liability for taxable temporary differences caused by different amortization periods for identified intangibles of approximately $9.4 million.

Upon the adoption of SFAS No. 142 in the first quarter of fiscal 2003 (See Note
C), the Company can no longer amortize tax deductible goodwill and indefinite-lived intangible assets for financial reporting purposes. Therefore, the deferred tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles will not reverse unless the underlying assets are sold or a tax impairment is recorded. Without this deferred tax liability, Holdings and Enterprises had net deferred tax assets of approximately $4.1 million and $3.6 million, respectively as of March 31, 2002. As the Company is currently in a net operating loss position, Holdings and Enterprises recorded valuation allowances to offset their respective first quarter income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to identified intangibles as of March 31, 2002. Further, since SFAS No. 142 does not provide for the valuation allowances that resulted from its adoption to be recorded as a component of the cumulative effect of a change in accounting principle, they are reflected as a non-cash provision for income taxes in Holdings' and Enterprises' income (loss) from continuing operations.

NOTE F - Comprehensive (Loss) Income

For the three month periods ended June 30, 2002 and 2001, Holdings' and Enterprises' comprehensive (loss) income was ($32,420,000) and ($30,814,000) and ($3,516,000) and ($2,995,000), respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE G - Segment Reporting

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's interim financial statements.

For the three month
period ended June 30,                            2002                           2001
---------------------                 -----------------------------  -----------------------------
(in thousands)                          Holdings      Enterprises      Holdings      Enterprises
                                      -------------  --------------  -------------   -------------
Revenues
     Millbrook ..................      $ 124,789       $ 124,789       $ 133,241       $ 133,241
     Manischewitz ...............          7,573           7,573           7,397           7,397
                                       ---------       ---------       ---------       ---------
        Total segment revenues ..        132,362         132,362         140,638         140,638

     Corporate items, principally
        the elimination of
        intercompany sales ......         (1,140)         (1,140)         (1,333)         (1,333)
                                       ---------       ---------       ---------       ---------
                                       $ 131,222       $ 131,222       $ 139,305       $ 139,305
                                       =========       =========       =========       =========

Operating income
     Millbrook ..................      $   2,152       $   2,152       $   1,660       $   1,660
     Manischewitz ...............            279             279             775             775
                                       ---------       ---------       ---------       ---------
        Total segment operating
            income ..............          2,431           2,431           2,435           2,435
     Corporate items and
            eliminations ........         (1,854)         (1,847)         (2,983)         (2,980)
                                       ---------       ---------       ---------       ---------
                                       $     577       $     584       $    (548)      $    (545)
                                       =========       =========       =========       =========


NOTE H - Extraordinary Item - Modification of Debt

Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as an extraordinary item in the accompanying statement of operations during the three month period ended June 30, 2002. The income tax benefit of $0.2 million related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142, as described in Note E - Income Taxes.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE I - New Accounting Pronouncements

SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Company adopted SFAS No. 143 and 144 effective April 1, 2002. The adoption of SFAS No. 143 and 144 did not have a material impact on the Company's financial position or overall trends in results of operations.

SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 when it becomes effective. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended June 30, 2002 decreased $8.1 million or 5.8% to $131.2 million as compared to $139.3 million for the three month period ended June 30, 2001. Revenues include:

         (i) Millbrook's revenues of $ 124.8 million for the three month period ended June 30, 2002 as compared to $133.2 million for the three month period ended June 30, 2001;

         (ii) Manischewitz' revenues of $7.6 million for the three month period ended June 30, 2002 as compared to $7.4 million for the three month period ended June 30, 2001; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.2) million for the three month period ended June 30, 2002 as compared to ($1.3) million for the three month period ended June 30, 2001.

Millbrook's revenues decreased $8.4 million or 6.3% for the three month period ended June 30, 2002 as compared to the comparable period of the prior year. The decrease in revenues for the three month period is principally due to decreased sales to certain customers as a result of several factors, including a decision made by a prior customer to move to self-distribution; customer financial difficulties and bankruptcies during fiscal 2002; customer losses; and an overall decline in specialty food revenues resulting from lower than expected retail sales at a number of Millbrook's customers, the aggregate of which exceeded the growth of sales to certain other customers.

Manischewitz' revenues increased $0.2 million or 2.4% for the three month period ended June 30, 2002 as compared to the comparable period of the prior year. The increase in revenues for the three month period is principally due to increased sales of Season brand products.

Gross Profit. Gross profit for the three month period ended June 30, 2002 was $28.9 million as compared to $36.0 million for the three month period ended June 30, 2001, a decrease of $7.1 million or 19.7%. As a percentage of revenues, the gross profit margin was 22.0% for the three month period ended June 30, 2002 as compared to 25.8% for the three month period ended June 30, 2001.

The decrease in gross profit dollars and its impact on gross profit margin for the three month period is principally due to decreased gross profit dollars associated with Millbrook's lower revenues ($7.1 million) and decreased gross profit margin resulting from the shift in Millbrook's customer base from serviced to non-serviced customers and a shift in product mix from higher margin specialty food products to lower margin health and beauty care products (3.8 %).

Operating Expenses. Distribution and warehousing expenses for the three month period ended June 30, 2002 were $11.7 million and $14.3 million for the three month period ended June 30, 2001. As a percentage of revenues, distribution and warehousing expenses decreased to 8.9% for the three month period ended June 30, 2002 as compared to 10.3% in the comparable period of the prior year. Distribution and warehousing costs for the three month period were impacted by the following:

         (i) lower transportation costs realized from cost reduction programs implemented by Millbrook's management to achieve more efficient routing and enhanced utilization of its fleet; and

         (ii) lower warehousing headcount due to reductions made during the second half of fiscal 2002 directly related to customer losses and additional headcount reductions realized from a cost reduction program implemented by Millbrook's management to more efficiently deploy warehouse personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses. (Continued) Selling, general and administrative expenses for the three month period ended June 30, 2002 were $16.6 million, as compared to $21.2 million for the three month period ended June 30, 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 12.6% for the three month period ended June 30, 2002 as compared to 15.2% for the comparable period of the prior year. The decrease in selling, general and administrative costs for the three month period is principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the second half of fiscal 2002 directly related to customer losses and the shift in Millbrook's customer base from serviced to non-serviced customers;

         (ii) lower headcount in Millbrook's selling, general and administrative functions realized from a cost reduction program implemented by Millbrook's management to streamline its workforce; partially offset by

         (iii) increased trade materials and promotion costs associated with the launch of several new Guiltless Gourmet products during the three month period ended June 30, 2002.

Amortization of intangibles for the three month period ended June 30, 2002 was approximately $43,000, as compared to $1.1 million for the three month period ended June 30, 2001. This decline resulted from the adoption of SFAS No. 142, which provided that only intangible assets with definite lives would continue to be amortized. As of June 30, 2002, the Company does not have any remaining intangible assets with definite lives.

Interest Expense. Interest expense for the three month period ended June 30, 2002 was $4.2 million (consisting of $0.7 million for Holdings and $3.5 million for Enterprises, respectively) as compared to $5.0 million (consisting of $0.9 million for Holdings and $4.1 million for Enterprises, respectively) for the three month period ended June 30, 2001. The decrease in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Company's Credit Agreement and the amendment by Holdings of the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment, among other things, reduced the interest rate to 6% per annum and increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment.

Taxes. The provision for income taxes for the three month period ended June 30, 2002 was $4.1 million for Holdings and $3.6 million for Enterprises as compared to an income tax benefit of $2.0 million for Holdings and $1.6 million for Enterprises for the three month period ended June 30, 2001. As a result of the adoption of SFAS No. 142, Holdings and Enterprises recorded valuation allowances to offset their respective first quarter income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to identified intangibles as of March 31, 2002. Further, since SFAS No. 142 does not provide for the valuation allowances that resulted from its adoption to be recorded as a component of the cumulative effect of a change in accounting principle, they are reflected as a non-cash provision for income taxes in Holdings' and Enterprises' income (loss) from continuing operations. For the three month period ended June 30, 2001, the income tax benefits principally related to the results of operations.

Cumulative Effect of Change in Accounting Principle. Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cumulative Effect of Change in Accounting Principle. (Continued) With the assistance of an independent professional appraisal firm, the Company performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Company's reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Company's Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of goodwill writedown is increased. As a result, the Company recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the three month period ended June 30, 2002. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

Extraordinary Item - Modification of Debt. Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as an extraordinary item in the accompanying statement of operations during the three month period ended June 30, 2002. The income tax benefit of $0.2 million related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142.

Net Income (Loss). As a result of the foregoing, the net loss for the three month period ended June 30, 2002 was $32.4 million for Holdings and $30.8 million for Enterprises as compared to $3.5 million for Holdings and $3.0 million for Enterprises for the three month period ended June 30, 2001.

Impact of New Accounting Pronouncements. SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 established accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lives Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Company adopted SFAS No. 142, 143 and 144 effective April 1, 2002. The adoption of SFAS No. 143 and 144 did not have a material impact on the Company's financial position or overall trends in results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of New Accounting Pronouncements. (Continued) SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. The Company will adopt SFAS No. 145 when it becomes effective. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the Company's financial statements.

Financial Condition, Liquidity and Capital Resources

Operations for the three months ended June 30, 2002, excluding non-cash charges for the loss on modification of debt at Holdings, the cumulative effect of a change in accounting principle, depreciation and amortization and deferred income taxes, utilized cash of $2.0 million for Holdings and $1.4 million for Enterprises. Operations for the three months ended June 30, 2001, excluding non-cash charges for depreciation and amortization, utilized cash of $0.9 million for Holdings and $0.4 million for Enterprises. During the three month period ended June 30, 2002, other changes in assets and liabilities resulting from operating activities provided cash of $4.1 million for Holdings and $3.1 million for Enterprises as compared to providing $24.0 million for each of Holdings and Enterprises for the three month period ended June 30, 2001, resulting in net cash provided by operating activities of $2.1 million for Holdings and $1.7 million for Enterprises and $23.1 million for Holdings and $23.6 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of property and equipment resulted in a use of cash of $0.1 million and $1.6 million for the three month periods ended June 30, 2002 and 2001 for each of Holdings and Enterprises, respectively.

During the three month period ended June 30, 2002, financing activities, which principally consisted of repayments under the Credit Agreement and the payment of deferred debt modification costs by Holdings, utilized cash of $3.7 million for Holdings and $3.2 million for Enterprises. During the three month period ended June 30, 2001, financing activities, which principally consisted of the repayment of $25.1 million under the Credit Agreement offset by $1.6 million of payments from the Interest Escrow Account by Holdings, utilized cash of $23.5 million for Holdings and $25.1 million for Enterprises.

At June 30, 2002, the Company's balance sheets include a $9.4 million deferred income tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Company's tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and be payable unless the underlying assets are sold or a tax impairment is recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

The primary sources of liquidity for Holdings and Enterprises are the cash flows from the operations of Millbrook and Manischewitz and borrowings under the Company's Credit Agreement. At June 30, 2002, Millbrook and Manischewitz had approximately $2.8 million of cash and approximately $18.6 million of available borrowing capacity under the Credit Agreement. The Company is currently in compliance with the covenants contained in the Credit Agreement and the indentures relating to its senior notes.

From a distribution perspective, Millbrook's business continues to be impacted by industry consolidation of retail customers, a decision made by a prior customer to move to self-distribution, customer financial difficulties and bankruptcies. The Company expects some further revenue decline during fiscal 2003, absent new customer growth or expanded distribution to existing customers, as a result of the aforementioned factors. Millbrook continues to focus its strategy on expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Millbrook's operating results for the three months ended June 30, 2002 are, on the one hand, out of step from a strategy execution perspective as specialty food revenues declined. However, on the other hand, the growth in health and beauty care revenues reflects Millbrook's success in taking advantage of a market opportunity that arose. Management continues to believe in its overall strategy. Further, Millbrook's management has instituted a number of cost reduction programs designed to streamline its organization to reduce its operating costs and better meet the demands of its changing markets. From a branded food products perspective, Manischewitz' operations are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. Although there can be no assurance, Holdings and Enterprises believe that its operating cash flows and borrowings under its Credit Agreement will be sufficient to meet its obligations and remain in compliance with its covenants. The ability of Holdings and Enterprises to meet those obligations and maintain compliance will depend on a number of factors, including those discussed above, general economic conditions and other factors beyond Holdings' and Enterprises' control.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 2002 filed with the Securities and Exchange Commission.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of unregistered securities during the quarter. During the quarter ended June 30, 2002, Holdings issued warrants granting holders the right to purchase 5,060 shares of its common stock. The warrants were valued at approximately $2.7 million and were issued in conjunction with Holdings' amendment of the Indenture underlying its 13% Notes. All of these warrants were granted to holders of the 13% Notes consenting to the Indenture amendment. These shares have not been registered with the Securities and Exchange Commission in reliance on the exemption provided in Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         a.       Exhibits

                  None

         b.       Form 8-K dated as of May 1, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      R.A.B. HOLDINGS, INC.



August 13, 2002                                       /s/ Richard A. Bernstein
                                                      ------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August 13, 2002                                       /s/ Steven M. Grossman
                                                      ----------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer


                                                      R.A.B. ENTERPRISES, INC.



August 13, 2002                                       /s/ Richard A. Bernstein
                                                      ------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August 13, 2002                                       /s/ Steven M. Grossman
                                                      ----------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer

     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "Report") by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant"), each of the undersigned hereby certifies, to his knowledge, that:

         1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant for the quarter ended June 30, 2002.


                                                      R.A.B. HOLDINGS, INC.



August 13, 2002                                       /s/ Richard A. Bernstein
                                                      ------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August 13, 2002                                       /s/ Steven M. Grossman
                                                      ----------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer


                                                      R.A.B. ENTERPRISES, INC.



August 13, 2002                                       /s/ Richard A. Bernstein
                                                      ------------------------
                                                      Richard A. Bernstein
                                                      Chairman



August 13, 2002                                       /s/ Steven M. Grossman
                                                      ----------------------
                                                      Steven M. Grossman
                                                      Chief Financial Officer