Form 10-Q
period 2002-09-30
RAB HOLDINGS INC
filed 2002-11-13
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002

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

                                     Yes X  No
                                        ---   ---

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            Number
                                                                                                            ------
PART I.    FINANCIAL INFORMATION

  Item 1.   Financial Statements


             Condensed Consolidated Balance Sheets - September 30, 2002 (Unaudited)
               and March 31, 2002                                                                             1

             Condensed Consolidated Statements of Operations - Three months ended
               September 30, 2002 and 2001 (Unaudited)                                                        2

             Condensed Consolidated Statements of Operations - Six months ended
               September 30, 2002 and 2001 (Unaudited)                                                        3

             Condensed Consolidated Statements of Cash Flows - Six months ended
               September 30, 2002 and 2001 (Unaudited)                                                        4

             Notes to Condensed Consolidated Financial Statements (Unaudited)                                5-10


  Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                          11-16

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                        16

  Item 4.   Controls and Procedures                                                                           17

PART II.   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K                                                                  18

SIGNATURES                                                                                                  19-22

PART I.      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                                                   September 30, 2002         March 31, 2002
                                                                                 -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
                               ASSETS                                                (Unaudited)
Current assets:
   Cash                                                                          $   2,282    $   2,264    $   4,526    $   4,456
   Accounts receivable, net                                                         27,291       27,291       38,058       38,058
   Inventories                                                                      61,244       61,244       58,353       58,353
   Other current assets                                                              9,906       14,911       11,649       15,889
                                                                                 ---------    ---------    ---------    ---------
          Total current assets                                                     100,723      105,710      112,586      116,756
                                                                                 ---------    ---------    ---------    ---------
Noncurrent assets:
   Other assets                                                                      4,785        3,572        5,134        3,433
Property, plant and equipment, net                                                  27,291       27,291       29,486       29,486
Intangibles, net                                                                    89,972       89,972      114,245      114,245
                                                                                 ---------    ---------    ---------    ---------

Total assets                                                                     $ 222,771    $ 226,545    $ 261,451    $ 263,920
                                                                                 =========    =========    =========    =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Current maturities of long-term debt                                          $   1,179    $   1,179    $   2,767    $   2,767
   Accounts payable                                                                 37,880       37,880       40,768       40,768
   Other current liabilities                                                        21,895       22,358       22,945       22,809
                                                                                 ---------    ---------    ---------    ---------
          Total current liabilities                                                 60,954       61,417       66,480       66,344
                                                                                 ---------    ---------    ---------    ---------
Noncurrent liabilities:
   Long-term debt                                                                  166,577      142,461      165,825      140,825
   Deferred income taxes                                                             9,434        9,434        7,640        7,640
   Other liabilities                                                                16,195       16,195       16,253       16,253
                                                                                 ---------    ---------    ---------    ---------
          Total noncurrent liabilities                                             192,206      168,090      189,718      164,718
                                                                                 ---------    ---------    ---------    ---------
Stockholders' (deficit) equity:
   Preferred stock, $500 par value, 100,000 shares authorized,
     24,875 shares of Series A issued and outstanding                               12,344         --         12,344         --
     1,000 shares of Series B issued and outstanding                                   500         --            500         --
   Common stock, $.01 and $1.00 par value, 1,000,000 shares
     and 200 shares authorized, issued 105,100 shares and
     200 shares                                                                          1         --              1         --
   Notes receivable from stock sales                                                  (112)        --           (195)        --
   Additional paid-in capital                                                        2,635       39,482          373       39,482
   Retained earnings (deficit)                                                     (44,178)     (40,870)      (6,197)      (5,052)
   Accumulated other comprehensive loss                                             (1,574)      (1,574)      (1,572)      (1,572)
                                                                                 ---------    ---------    ---------    ---------
                                                                                   (30,384)      (2,962)       5,254       32,858
   Less common stock in treasury - 5,100 shares and
     600 shares                                                                          5         --              1         --
                                                                                 ---------    ---------    ---------    ---------
     Total stockholders' (deficit) equity                                          (30,389)      (2,962)       5,253       32,858
                                                                                 ---------    ---------    ---------    ---------

Total liabilities and stockholders' (deficit) equity                             $ 222,771    $ 226,545    $ 261,451    $ 263,920
                                                                                 =========    =========    =========    =========

      See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended         Three Months Ended
                                                                                   September 30, 2002         September 30, 2001
                                                                                 -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
                                                                                     (Unaudited)               (Unaudited)


Revenues                                                                         $ 119,304    $ 119,304    $ 133,450    $ 133,450

Costs and expenses:
       Cost of sales                                                                93,083       93,083      100,286      100,286
       Selling                                                                      10,077       10,077       12,740       12,740
       Distribution and warehousing                                                 11,386       11,386       13,291       13,291
       General and administrative                                                    6,052        6,039        7,140        7,129
       Amortization of intangibles                                                    --           --          1,051        1,051
                                                                                 ---------    ---------    ---------    ---------

                   Total costs and expenses                                        120,598      120,585      134,508      134,497
                                                                                 ---------    ---------    ---------    ---------


Operating loss                                                                      (1,294)      (1,281)      (1,058)      (1,047)

Interest expense, net                                                                4,264        3,720        4,858        4,045
                                                                                 ---------    ---------    ---------    ---------


Loss before benefit for income taxes                                                (5,558)      (5,001)      (5,916)      (5,092)

Benefit for income taxes                                                              --           --         (2,288)      (1,963)
                                                                                 ---------    ---------    ---------    ---------

Net loss                                                                         $  (5,558)   $  (5,001)   $  (3,628)   $  (3,129)
                                                                                 =========    =========    =========    =========

             See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                                                     Six Months Ended          Six Months Ended
                                                                                    September 30, 2002        September 30, 2001
                                                                                 -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
                                                                                     (Unaudited)                (Unaudited)


Revenues                                                                         $ 250,526    $ 250,526    $ 272,755    $ 272,755

Costs and expenses:
       Cost of sales                                                               195,407      195,407      203,590      203,590
       Selling                                                                      20,135       20,135       27,261       27,261
       Distribution and warehousing                                                 23,085       23,085       27,605       27,605
       General and administrative                                                   12,573       12,553       13,795       13,781
       Amortization of intangibles                                                      43           43        2,110        2,110
                                                                                 ---------    ---------    ---------    ---------

                   Total costs and expenses                                        251,243      251,223      274,361      274,347
                                                                                 ---------    ---------    ---------    ---------


Operating loss                                                                        (717)        (697)      (1,606)      (1,592)

Interest expense, net                                                                8,436        7,260        9,828        8,155
                                                                                 ---------    ---------    ---------    ---------


Loss before provision (benefit) for income taxes                                    (9,153)      (7,957)     (11,434)      (9,747)

Provision (benefit) for income taxes                                                 4,098        3,631       (4,265)      (3,598)
                                                                                 ---------    ---------    ---------    ---------

Loss before extraordinary item and cumulative
  effect of change in accounting principle                                         (13,251)     (11,588)      (7,169)      (6,149)

Extraordinary loss on modification of debt                                            (500)        --           --           --
                                                                                 ---------    ---------    ---------    ---------

Loss before cumulative effect of  change in
  accounting principle                                                             (13,751)     (11,588)      (7,169)      (6,149)

Cumulative effect of change in accounting principle                                (24,230)     (24,230)        --           --
                                                                                 ---------    ---------    ---------    ---------

Net loss                                                                         $  37,981    $ (35,818)   $  (7,169)   $  (6,149)
                                                                                 =========    =========    =========    =========


             See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                                     Six Months Ended          Six Months Ended
                                                                                   September 30, 2002        September 30, 2001
                                                                                 -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
                                                                                      (Unaudited)               (Unaudited)

Cash flows from operating activities:
  Net loss                                                                       $ (37,981)   $ (35,818)   $  (7,169)   $  (6,149)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
        Extraordinary loss on modification of debt                                     500         --           --           --
        Cumulative effect of change in accounting principle                         24,230       24,230         --           --
        Depreciation and amortization                                                3,145        2,958        5,252        5,203
        Deferred income taxes                                                        4,098        3,631         --           --
    Changes in assets and liabilities:
        Accounts receivable                                                         10,767       10,767       14,192       14,192
        Inventories                                                                 (2,891)      (2,891)       1,716        1,716
        Accounts payable                                                            (2,888)      (2,888)       4,445        4,445
        Other assets and liabilities                                                  (380)      (1,906)       2,274        2,880
                                                                                 ---------    ---------    ---------    ---------

Net cash (used in) provided by operating activities                                 (1,400)      (1,917)      20,710       22,287
                                                                                 ---------    ---------    ---------    ---------

Cash flows from investing activities:
  Acquisitions of plant and equipment                                                 (323)        (323)      (1,688)      (1,688)
                                                                                 ---------    ---------    ---------    ---------

Net cash used in investing activities                                                 (323)        (323)      (1,688)      (1,688)
                                                                                 ---------    ---------    ---------    ---------

Cash flows from financing activities:
  Payment of debt modification costs                                                  (557)        --           --           --
  Payments from Interest Escrow Account                                               --           --          1,625         --
  Borrowings (repayments) under Credit Agreement                                        48           48      (27,359)     (27,359)
  Proceeds from issuance and
    (repurchase of) common stock                                                       (12)        --            (40)        --
                                                                                 ---------    ---------    ---------    ---------

Net cash (used in) provided by financing activities                                   (521)          48      (25,774)     (27,359)
                                                                                 ---------    ---------    ---------    ---------

Net decrease in cash                                                                (2,244)      (2,192)      (6,752)      (6,760)

Cash, beginning of period                                                            4,526        4,456        9,522        9,520
                                                                                 ---------    ---------    ---------    ---------

Cash, end of period                                                              $   2,282    $   2,264    $   2,770    $   2,760
                                                                                 =========    =========    =========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                                     $   6,566    $   6,435    $   9,155    $   7,530
    Income taxes                                                                 $      28    $      28    $     107    $     107
  Non-cash financing activities:
    Additional indebtedness due to deferred interest
      payment in connection with debt modification                               $   1,495    $    --      $    --      $    --

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

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002, and the results of operations and cash flows for the periods ended September 30, 2002 and 2001.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):


                           September 30,          March 31,
                                2002                2002
                         -----------------    -----------------
Raw materials                     $ 2,238              $ 1,821
Finished goods                     59,006               56,532
                         -----------------    -----------------
                                 $ 61,244             $ 58,353
                         =================    =================

NOTE C - Intangibles

Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the six month period ended September 30, 2002 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles still required to be amortized under SFAS No. 142.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE C - Intangibles (Continued)

With the assistance of an independent professional appraisal firm, the Company performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Company's reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Company's Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of the goodwill writedown is increased. As a result, the Company recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the six month period ended September 30, 2002. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

The cumulative impact of adopting this change in accounting principle is reflected in the accompanying statement of operations, but does not affect the Company's operations and has no impact on its cash flows. The provisions of SFAS No. 142 requires an annual assessment of goodwill and intangibles, which the Company will perform to determine any possible future impairment.

The effect of adopting SFAS No. 142 on net loss for the six month periods ended September 30, 2002 and 2001 are as follows (in thousands):

                                                                                         2002                      2001
                                                                                 -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
Net Loss                                                                         $ (37,981)   $ (35,818)   $  (7,169)   $  (6,149)
Add: cumulative effect of change in
 accounting principle                                                               24,230       24,230         --           --
                                                                                 ---------    ---------    ---------    ---------

Net Loss, excluding cumulative effect of
 change in accounting principle                                                    (13,751)     (11,588)      (7,169)      (6,149)
Add:  amortization of indefinite-lived
 intangible assets, net of tax                                                        --           --          1,196        1,196
Add: valuation allowances recorded as a
 result of adoption of SFAS No. 142                                                  7,899        6,843         --           --
                                                                                 ---------    ---------    ---------    ---------

Net Loss, excluding cumulative effect of
 change in accounting principle and
 valuation allowances in 2002 and
 amortization of indefinite-lived
 intangible assets in 2001                                                       $  (5,852)   $  (4,745)   $  (5,973)   $  (4,953)
                                                                                 =========    =========    =========    =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

The changes in the carrying amount of goodwill and intangible assets during the six month period ended September 30, 2002, including the effect of adopting SFAS No. 142 are as follows (in thousands):

                                                                                 Millbrook        Manischewitz
                                                                                 ---------    ----------------------
                                                                                                          Intangible
                                                                                 Goodwill     Goodwill      Assets        Total
                                                                                 ---------    ---------    ----------   ---------
Balance at March 31, 2002, net of
 accumulated amortization                                                        $  15,103    $  59,137    $  40,005    $ 114,245
Less: goodwill writedown recognized as a
 cumulative effect of change in
 accounting principle                                                                 --         24,230         --         24,230
Less: intangible amortization                                                         --           --             43           43
                                                                                 ---------    ---------    ---------    ---------

Balance at September 30, 2002, net of
 accumulated amortization                                                        $  15,103    $  34,907    $  39,962    $  89,972
                                                                                 =========    =========    =========    =========

At September 30, 2002, Manischewitz' intangible assets were comprised of trademarks and tradenames.

NOTE D - Related Party Transactions

For each of the six month periods ended September 30, 2002 and 2001, the Company paid $1,020,000 and $1,005,000, respectively to P&E Properties, Inc., an affiliated entity of which the Company's Chairman and Chief Executive Officer is the sole shareholder, for management fees, services provided and expenses incurred on its behalf.

NOTE E - Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):

                                                                                         2002                      2001
                                                                                 -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
Income Tax Benefit for the six months
 ended September 30, 2002                                                        $  (3,801)   $  (3,212)   $  (4,265)   $  (3,598)

Valuation Allowances established pursuant
  to the adoption of SFAS No. 142:
 Valuation Allowance related to continuing
  operations for the six months ended
  September 30, 2002                                                                 3,801        3,212         --           --
Additional Valuation Allowance resulting
 from deferred tax assets in excess
 of deferred tax liabilities, excluding
 identified intangibles                                                              4,098        3,631         --           --
                                                                                 ---------    ---------    ---------    ---------

 Provision (benefit) for income taxes                                            $   4,098    $   3,631    $  (4,265)   $  (3,598)
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

With the adoption of SFAS No. 142 in the first quarter of fiscal 2003 (See Note
C), the Company can no longer amortize tax deductible goodwill and indefinite-lived intangible assets for financial reporting purposes. Therefore, the deferred tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles will not reverse unless the underlying assets are sold or an impairment is recognized for tax purposes. Without this deferred tax liability, Holdings and Enterprises had net deferred tax assets of approximately $4.1 million and $3.6 million, respectively as of March 31, 2002. As the Company is currently in a net operating loss position, Holdings and Enterprises recorded valuation allowances to offset their respective first and second quarter income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to identified intangibles as of March 31, 2002. Further, since SFAS No. 142 does not provide for the valuation allowances that resulted from its adoption to be recorded as a component of the cumulative effect of a change in accounting principle, they are reflected as a non-cash provision for income taxes in Holdings' and Enterprises' loss from continuing operations.

NOTE F - Comprehensive Loss

For the three and six month periods ended September 30, 2002 the comprehensive loss was ($5,563,000) and ($37,983,000) for Holdings and ($5,006,000) and
($35,820,000) for Enterprises as compared to ($3,598,000) and ($7,114,000) for
Holdings and ($3,099,000) and ($6,094,000) for Enterprises for the three and six month periods ended September 30, 2001.

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

For the three month
period ended September 30,                                                               2002                      2001
(in thousands)                                                                   -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
Revenues
 Millbrook .............................................                         $ 110,859    $ 110,859    $ 125,074    $ 125,074
 Manischewitz ..........................................                            10,184       10,184       10,095       10,095
                                                                                 ---------    ---------    ---------    ---------
  Total segment revenues ...............................                           121,043      121,043      135,169      135,169
 Corporate items, principally
  the elimination of
  intercompany sales ...................................                            (1,739)      (1,739)      (1,719)      (1,719)
                                                                                 ---------    ---------    ---------    ---------
                                                                                 $ 119,304    $ 119,304    $ 133,450    $ 133,450
                                                                                 =========    =========    =========    =========
Operating income
 Millbrook .............................................                         $     473    $     473    $   1,153    $   1,153
 Manischewitz ..........................................                              (222)        (222)       1,077        1,077
                                                                                 ---------    ---------    ---------    ---------
  Total segment operating
   income ..............................................                               251          251        2,230        2,230
Corporate items and
   eliminations ........................................                            (1,545)      (1,532)      (3,288)      (3,277)
                                                                                 ---------    ---------    ---------    ---------
                                                                                 $  (1,294)   $  (1,281)   $  (1,058)   $  (1,047)
                                                                                 =========    =========    =========    =========

For the six month
period ended September 30,                                                               2002                      2001
(in thousands)                                                                   -----------------------   -----------------------
                                                                                 Holdings    Enterprises   Holdings    Enterprises
                                                                                 --------    -----------   --------    -----------
Revenues
 Millbrook .............................................                         $ 235,648    $ 235,648    $ 258,315    $ 258,315
 Manischewitz ..........................................                            17,757       17,757       17,492       17,492
                                                                                 ---------    ---------    ---------    ---------
  Total segment revenues ...............................                           253,405      253,405      275,807      275,807
Corporate items, principally
  the elimination of
  intercompany sales ...................................                            (2,879)      (2,879)      (3,052)      (3,052)
                                                                                 ---------    ---------    ---------    ---------
                                                                                 $ 250,526    $ 250,526    $ 272,755    $ 272,755
                                                                                 =========    =========    =========    =========
Operating income
 Millbrook .............................................                         $   2,625    $   2,625    $   2,813    $   2,813
 Manischewitz ..........................................                                57           57        1,852        1,852
                                                                                 ---------    ---------    ---------    ---------
  Total segment operating
   income ..............................................                             2,682        2,682        4,665        4,665
Corporate items and
  eliminations .........................................                            (3,399)      (3,379)      (6,271)      (6,257)
                                                                                 ---------    ---------    ---------    ---------
                                                                                 $    (717)   $    (697)   $  (1,606)   $  (1,592)
                                                                                 =========    =========    =========    =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
--------------------------------------------------------------------------------
NOTE H - Modification of Debt

Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of the amended Notes received warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as an extraordinary item in the accompanying statement of operations during the six month period ended September 30, 2002. The income tax benefit of $0.2 million related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142, as described in Note E - Income Taxes. On November 1, 2002, the Company elected to defer the cash payment of interest on its 6% Notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended September 30, 2002 decreased $14.1 million or 10.6% to $119.3 million as compared to $133.4 million for the three month period ended September 30, 2001. Revenues for the six month period ended September 30, 2002 decreased $22.2 million or 8.1% to $250.5 million as compared to $272.7 million for the six month period ended September 30, 2001. Revenues include:

         (i) Millbrook's revenues of $110.9 million and $235.6 million for the three and six month periods ended September 30, 2002 as compared to $125.1 million and $258.3 million for the three and six month periods ended September 30, 2001;

         (ii) Manischewitz' revenues of $10.2 million and $17.8 million for the three and six month periods ended September 30, 2002 as compared to $10.1 million and $17.5 million for the three and six month periods ended September 30, 2001; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.8) million and ($2.9) million for the three and six month periods ended September 30, 2002 as compared to ($1.8) million and ($3.1) million for the three and six month periods ended September 30, 2001.

Millbrook's revenues decreased $14.2 million and $22.7 million or 11.4% and 8.8% for the three and six month periods ended September 30, 2002 as compared to the comparable periods of the prior year. The decrease in revenues for the three and six month periods is principally due to decreased sales to certain customers as a result of several factors, including a decision made by a prior customer to move to self-distribution; customer financial difficulties and bankruptcies during fiscal 2002; customer losses; and an overall decline in specialty food revenues resulting from lower than expected retail sales at a number of Millbrook's customers, the aggregate of which exceeded the growth of sales to certain other customers. The customer financial difficulties include Ames Department Stores, one of Millbrook's significant customers, announcing its decision to liquidate under Chapter 7 of the Bankruptcy Code in August, 2002.

Manischewitz' revenues increased $0.1 million and $0.3 million or 0.9% and 1.5% for the three and six month periods ended September 30, 2002 as compared to the comparable periods of the prior year. The increase in revenues for the three and six month periods is principally due to increased sales of Manischewitz and Guiltless Gourmet brand products, partially offset by decreased sales of Season brand products.

Gross Profit. Gross profit for the three and six month periods ended September 30, 2002 were $26.2 million and $55.1 million as compared to $33.2 million and $69.2 million for the three and six month periods ended September 30, 2001, a decrease of $7.0 million and $14.1 million or 20.9% and 20.3%. As a percentage of revenues, the gross profit margin was 22.0% for the three and six month periods ended September 30, 2002 as compared to 24.9% and 25.4% for the three and six month periods ended September 30, 2001.

The decrease in gross profit dollars and its impact on gross profit margin for the three and six month periods is principally due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($6.2 million and $13.2 million, respectively) and decreased gross profit margin (2.2% and 3.0%, respectively) resulting from the shift in Millbrook's customer base from serviced to non-serviced customers and a shift in product mix from higher margin specialty food products to lower margin health and beauty care products; and

         (ii) decreased gross profit margin (0.7% and 0.4%, respectively) at Manischewitz resulting from increased promotional allowances, including those associated with the launch of several new Guiltless Gourmet products and the shift in the sales mix from manufactured to co-packed products resulting in the underabsorption of manufacturing overhead.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses. Distribution and warehousing expenses for the three and six month periods ended September 30, 2002 were $11.4 million and $23.1 million as compared to $13.3 million and $27.6 million for the three and six month periods ended September 30, 2001. As a percentage of revenues, distribution and warehousing expenses decreased to 9.5% and 9.2% for the three and six month periods ended September 30, 2002 as compared to 10.0% and 10.1% in the comparable periods of the prior year. Distribution and warehousing costs for the three and six month periods were impacted by the following:

         (i) lower transportation costs realized from cost reduction programs implemented by Millbrook's management to achieve more efficient routing and enhanced utilization of its fleet; and

         (ii) lower warehousing headcount due to reductions made during the second half of fiscal 2002 and during the three month period ended September 30, 2002 directly related to customer losses and additional headcount reductions realized from a cost reduction program implemented by Millbrook's management to more efficiently deploy warehouse personnel.

Selling, general and administrative expenses for the three and six month periods ended September 30, 2002 were $16.1 million and $32.7 million, as compared to $19.9 million and $41.1 million for the three and six month periods ended September 30, 2001. As a percentage of revenues, selling, general and administrative expenses decreased to 13.5% and 13.1% for the three and six month periods ended September 30, 2002 as compared to 14.9% and 15.1% for the comparable periods of the prior year. The decrease in selling, general and administrative costs for the three and six month periods are principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the second half of fiscal 2002 directly related to customer losses and the shift in Millbrook's customer base from serviced to non-serviced customers;

         (ii) lower headcount in Millbrook's selling, general and administrative functions realized from a cost reduction program implemented by Millbrook's management to streamline its workforce; partially offset by

         (iii) increased trade materials and promotion costs associated with the launch of several new Guiltless Gourmet products and new radio advertising campaigns for Manischewitz and Season brand products.

Amortization of intangibles was approximately $43,000 for the six month period ended September 30, 2002, as compared to $1.1 million and $2.1 million for the three and six month periods ended September 30, 2001. There was no amortization of intangibles during the three months ended September 30, 2002, as the Company did not have any remaining intangible assets with definite lives. This decline resulted from the adoption of SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized.

Interest Expense. Interest expense for the three and six month periods ended September 30, 2002 was $4.3 million (consisting of $0.6 million for Holdings and $3.7 million for Enterprises, respectively) and $8.4 million (consisting of $1.1 million for Holdings and $7.3 million for Enterprises, respectively) as compared to $4.9 million (consisting of $0.9 million for Holdings and $4.0 million for Enterprises, respectively) and $9.8 million (consisting of $1.6 million for Holdings and $8.2 million for Enterprises, respectively) for the three and six month periods ended September 30, 2001. The decrease in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Company's Credit Agreement and the amendment by Holdings of the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment, among other things, reduced the interest rate to 6% per annum and increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Taxes. The provision for income taxes for the six month period ended September 30, 2002 was $4.1 million for Holdings and $3.6 million for Enterprises as compared to an income tax benefit of $2.3 million and $4.3 million for Holdings and $2.0 million and $3.6 million for Enterprises for the three and six month periods ended September 30, 2001. As a result of the adoption of SFAS No. 142, Holdings and Enterprises recorded valuation allowances to offset their respective first and second quarter income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to identified intangibles as of March 31, 2002. Further, since SFAS No. 142 does not provide for the valuation allowances that resulted from its adoption to be recorded as a component of the cumulative effect of a change in accounting principle, they are reflected as a non-cash provision for income taxes in Holdings' and Enterprises' loss from continuing operations. For the three and six month periods ended September 30, 2001, the income tax benefits principally related to the results of operations.

Cumulative Effect of Change in Accounting Principle. Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. With the assistance of an independent professional appraisal firm, the Company performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Company's reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Company's Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of goodwill writedown is increased. As a result, the Company recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the six month period ended September 30, 2002. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

Extraordinary Item - Modification of Debt. Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of the amended Notes received warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as an extraordinary item in the accompanying statement of operations during the six month period ended September 30, 2002. The income tax benefit of $0.2 million related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Loss. As a result of the foregoing, the net loss for the three and six month periods ended September 30, 2002 was $5.6 million and $38.0 million for Holdings and $5.0 million and $35.8 million for Enterprises as compared to $3.6 million and $7.2 million for Holdings and $3.1 million and $6.1 million for Enterprises for the three and six month periods ended September 30, 2001.

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

Financial Condition, Liquidity and Capital Resources

Operations for the six months ended September 30, 2002, excluding non-cash charges for the loss on modification of debt at Holdings, the cumulative effect of a change in accounting principle, depreciation and amortization and deferred income taxes, utilized cash of $6.0 million for Holdings and $5.0 million for Enterprises. Operations for the six months ended September 30, 2001, excluding non-cash charges for depreciation and amortization, utilized cash of $1.9 million for Holdings and $0.9 million for Enterprises. During the six month period ended September 30, 2002, other changes in assets and liabilities resulting from operating activities provided cash of $4.6 million for Holdings and $3.1 million for Enterprises as compared to providing $22.6 million for Holdings and $23.2 million for Enterprises for the six month period ended September 30, 2001, resulting in net cash utilized by operating activities of $1.4 million for Holdings and $1.9 million for Enterprises and $20.7 million for Holdings and $22.3 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of property and equipment resulted in a use of cash of $0.3 million and $1.7 million for the six month periods ended September 30, 2002 and 2001 for each of Holdings and Enterprises, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the six month period ended September 30, 2002, financing activities, which principally consisted of borrowings under the Credit Agreement and the payment of deferred debt modification costs by Holdings, utilized cash of $0.5 million for Holdings and $0.1 million for Enterprises. During the six month period ended September 30, 2001, financing activities, which principally consisted of the repayment of $27.4 million under the Credit Agreement offset by $1.6 million of payments from the Interest Escrow Account by Holdings, utilized cash of $25.8 million for Holdings and $27.4 million for Enterprises.

At September 30, 2002, the Company's balance sheets include a $9.4 million deferred income tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Company's tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and be payable unless the underlying assets are sold or an impairment is recognized for tax purposes.

The primary sources of liquidity for Holdings and Enterprises are the cash flows from the operations of Millbrook and Manischewitz and borrowings under the Company's Credit Agreement. At September 30, 2002, Millbrook and Manischewitz had approximately $2.3 million of cash and approximately $9.3 million of available borrowing capacity under the Credit Agreement. The Company is currently in compliance with the covenants contained in the Credit Agreement and the indentures relating to its senior notes. On November 1, 2002, the Company elected to defer the cash payment of interest on its 6% Notes.

From a distribution perspective, Millbrook's business continues to be impacted by industry consolidation of retail customers, a decision made by a prior customer to move to self-distribution, customer financial difficulties and bankruptcies. The customer financial difficulties include Ames Department Stores, one of Millbrook's significant customers, announcing its decision to liquidate under Chapter 7 of the Bankruptcy Code in August 2002. The Company expects some further revenue decline during fiscal 2003, absent new customer growth or expanded distribution to existing customers, as a result of the aforementioned factors. Millbrook continues to focus its strategy on expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Millbrook's operating results for the six months ended September 30, 2002 are, on the one hand, out of step from a strategy execution perspective as specialty food revenues declined. However, on the other hand, the growth in health and beauty care revenues reflects Millbrook's success in taking advantage of market opportunities as they arise. Management continues to believe in its overall strategy. Further, Millbrook's management has instituted a number of cost reduction programs designed to streamline its organization to reduce its operating costs and better meet the demands of its changing markets. From a branded food products perspective, Manischewitz' operations are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. Although there can be no assurance, Holdings and Enterprises believe that its operating cash flows and borrowings under its Credit Agreement will be sufficient to meet its obligations and remain in compliance with its covenants. The ability of Holdings and Enterprises to meet those obligations and maintain compliance will depend on a number of factors, including those discussed above, general economic conditions and other factors beyond Holdings' and Enterprises' control.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ significantly from the estimates previously applied by the Company which were based on different assumptions and conditions. The significant accounting principles which we believe are the most important to aid in fully understanding the financial results are the following:

Concentration of Credit Risk - Trade accounts receivable potentially subject the Company to credit risk. The Company extends credit to its customers, principally in the U.S. supermarket industry, based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company's allowances for doubtful accounts are based upon the expected collectability of trade accounts receivable.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and regulations, and (2) that this information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In November 2002, under the supervision and review of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures was conducted. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company (including its consolidated subsidiaries) that is required to be included in periodic reports to the SEC. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the November 2002 evaluation. However, there can be no assurance that the system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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



                                            R.A.B. HOLDINGS, INC.



November 13, 2002                           /s/ Richard A. Bernstein
                                            ------------------------
                                            Richard A. Bernstein
                                            Chief Executive Officer



November 13, 2002                           /s/ Steven M. Grossman
                                            ----------------------
                                            Steven M. Grossman
                                            Chief Financial Officer



                                            R.A.B. ENTERPRISES, INC.



November 13, 2002                           /s/ Richard A. Bernstein
                                            ------------------------
                                            Richard A. Bernstein
                                            Chief Executive Officer



November 13, 2002                           /s/ Steven M. Grossman
                                            ----------------------
                                            Steven M. Grossman
                                            Chief Financial Officer

     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (the "Report") by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant"), each of the undersigned hereby certifies, to his knowledge, that:

         1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant for the quarter ended September 30, 2002.



                                            R.A.B. HOLDINGS, INC.



November 13, 2002                           /s/ Richard A. Bernstein
                                            ------------------------
                                            Richard A. Bernstein
                                            Chief Executive Officer



November 13, 2002                           /s/ Steven M. Grossman
                                            ----------------------
                                            Steven M. Grossman
                                            Chief Financial Officer



                                            R.A.B. ENTERPRISES, INC.



November 13, 2002                           /s/ Richard A. Bernstein
                                            ------------------------
                                            Richard A. Bernstein
                                            Chief Executive Officer



November 13, 2002                           /s/ Steven M. Grossman
                                            ----------------------
                                            Steven M. Grossman
                                            Chief Financial Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Bernstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                           /s/ Richard A. Bernstein
                                            ---------------------------
                                            Richard A. Bernstein
                                            Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Grossman, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                           /s/ Steven M. Grossman
                                            ----------------------
                                            Steven M. Grossman
                                            Chief Financial Officer