Form 10-Q
period 2002-12-31
RAB HOLDINGS INC
filed 2003-02-14
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      ____________



                        Commission File number   333-66221
                                                ------------


                 R.A.B. HOLDINGS, INC.                                                  R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        -----------------------------------------------------------
   (Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
           (I.R.S. Employer identification No.)                                 (I.R.S. Employer identification No.)

            444 Madison Avenue, New York, New York                                       10022
-------------------------------------------------------------       -----------------------------------------------
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

                                    Yes  X     No
                                        ---       ---

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I. FINANCIAL INFORMATION

  Item 1.      Financial Statements


             Condensed Consolidated Balance Sheets - December 31, 2002 (Unaudited)
               and March 31, 2002                                                             1

             Condensed Consolidated Statements of Operations - Three months ended
               December 31, 2002 and 2001 (Unaudited)                                         2

             Condensed Consolidated Statements of Operations - Nine months ended
               December 31, 2002 and 2001 (Unaudited)                                         3

             Condensed Consolidated Statements of Cash Flows - Nine months ended
               December 31, 2002 and 2001 (Unaudited)                                         4

             Notes to Condensed Consolidated Financial Statements (Unaudited)              5-10


  Item 2.       Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                  11-16

  Item 3.       Quantitative and Qualitative Disclosures About Market Risk                    17

  Item 4.       Controls and Procedures                                                       17

PART II. OTHER INFORMATION

  Item 6.       Exhibits and Reports on Form 8-K                                              18

SIGNATURES                                                                                 19-22


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
-------------------------------------------------------------------------------


                                                                                December 31, 2002              March 31, 2002
                                                                           --------------------------    --------------------------
                                                                            Holdings      Enterprises     Holdings      Enterprises
                                                                           ---------      -----------    ----------     -----------
                                                                                (Unaudited)
                               ASSETS
Current assets:
  Cash                                                                     $     306      $     277      $   4,526      $   4,456
  Accounts receivable, net                                                    29,299         29,299         38,058         38,058
  Inventories                                                                 68,388         68,388         58,353         58,353
  Other current assets                                                         9,508         14,484         11,649         15,889
                                                                           ---------      ---------      ---------      ---------
    Total current assets                                                     107,501        112,448        112,586        116,756
                                                                           ---------      ---------      ---------      ---------
Noncurrent assets:
  Other assets                                                                 4,171          2,998          5,134          3,433
Property, plant and equipment, net                                            26,258         26,258         29,486         29,486
Intangibles, net                                                              89,972         89,972        114,245        114,245
                                                                           ---------      ---------      ---------      ---------

Total assets                                                               $ 227,902      $ 231,676      $ 261,451      $ 263,920
                                                                           =========      =========      =========      =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Current maturities of long-term debt                                     $     385      $     385      $   2,767      $   2,767
  Accounts payable                                                            34,949         34,949         40,768         40,768
  Other current liabilities                                                   20,332         20,980         22,945         22,809
                                                                           ---------      ---------      ---------      ---------
    Total current liabilities                                                 55,666         56,314         66,480         66,344
                                                                           ---------      ---------      ---------      ---------
Noncurrent liabilities:
  Long-term debt                                                             178,911        154,037        165,825        140,825
  Deferred income taxes                                                        9,434          9,434          7,640          7,640
  Other liabilities                                                           16,872         16,872         16,253         16,253
                                                                           ---------      ---------      ---------      ---------
    Total noncurrent liabilities                                             205,217        180,343        189,718        164,718
                                                                           ---------      ---------      ---------      ---------
Stockholders' (deficit) equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
   24,875 shares of Series A issued and outstanding                           12,344              -         12,344              -
   1,000 shares of Series B issued and outstanding                               500              -            500              -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
   and 200 shares authorized, issued 105,100 shares and
   200 shares                                                                      1              -              1              -
  Notes receivable from stock sales                                              (85)             -           (195)             -
  Additional paid-in capital                                                   2,614         39,482            373         39,482
  Retained earnings (deficit)                                                (46,775)       (42,889)        (6,197)        (5,052)
  Accumulated other comprehensive loss                                        (1,574)        (1,574)        (1,572)        (1,572)
                                                                           ---------      ---------      ---------      ---------
                                                                             (32,975)        (4,981)         5,254         32,858
  Less common stock in treasury - 5,900 shares and
   600 shares                                                                      6              -              1              -
                                                                           ---------      ---------      ---------      ---------
    Total stockholders' (deficit) equity                                     (32,981)        (4,981)         5,253         32,858
                                                                           ---------      ---------      ---------      ---------

Total liabilities and stockholders' (deficit) equity                       $ 227,902      $ 231,676      $ 261,451      $ 263,920
                                                                           =========      =========      =========      =========


      See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------


                                                                        Three Months Ended                 Three Months Ended
                                                                        December 31, 2002                   December 31, 2001
                                                                  ----------------------------        -----------------------------
                                                                   Holdings        Enterprises        Holdings         Enterprises
                                                                  ---------        -----------        --------         ------------
                                                                         (Unaudited)                         (Unaudited)
Revenues                                                          $ 120,862         $ 120,862         $ 161,626         $ 161,626

Costs and expenses:
       Cost of sales                                                 91,728            91,728           125,284           125,284
       Selling                                                        9,748             9,748            12,409            12,409
       Distribution and warehousing                                  11,218            11,218            13,968            13,968
       General and administrative                                     6,392             6,361             6,777             6,754
       Amortization of intangibles                                        -                 -             1,051             1,051
                                                                  ---------         ---------         ---------         ---------

                   Total costs and expenses                         119,086           119,055           159,489           159,466
                                                                  ---------         ---------         ---------         ---------


Operating income                                                      1,776             1,807             2,137             2,160

Interest expense, net                                                 4,373             3,826             4,634             3,818
                                                                  ---------         ---------         ---------         ---------


Loss before benefit for income taxes                                 (2,597)           (2,019)           (2,497)           (1,658)

Benefit for income taxes                                                  -                 -              (864)             (532)
                                                                  ---------         ---------         ---------         ---------

Net loss                                                          $  (2,597)        $  (2,019)        $  (1,633)        $  (1,126)
                                                                  =========         =========         =========         =========


      See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------


                                                                 Nine Months Ended                Nine Months Ended
                                                                 December 31, 2002                December 31, 2001
                                                             --------------------------       ---------------------------
                                                             Holdings       Enterprises       Holdings        Enterprises
                                                             --------       -----------       --------        -----------
                                                                   (Unaudited)                       (Unaudited)
Revenues                                                    $ 371,388        $ 371,388        $ 434,381        $ 434,381

Costs and expenses:
       Cost of sales                                          287,135          287,135          328,874          328,874
       Selling                                                 29,883           29,883           39,670           39,670
       Distribution and warehousing                            34,303           34,303           41,573           41,573
       General and administrative                              18,965           18,914           20,572           20,535
       Amortization of intangibles                                 43               43            3,161            3,161
                                                            ---------        ---------        ---------        ---------

                   Total costs and expenses                   370,329          370,278          433,850          433,813
                                                            ---------        ---------        ---------        ---------


Operating income                                                1,059            1,110              531              568

Interest expense, net                                          12,809           11,086           14,462           11,973
                                                            ---------        ---------        ---------        ---------


Loss before provision (benefit) for income taxes              (11,750)          (9,976)         (13,931)         (11,405)

Provision (benefit) for income taxes                            4,098            3,631           (5,129)          (4,130)
                                                            ---------        ---------        ---------        ---------

Loss before extraordinary item and cumulative
  effect of change in accounting principle                    (15,848)         (13,607)          (8,802)          (7,275)

Extraordinary loss on modification of debt                       (500)               -                -                -
                                                            ---------        ---------        ---------        ---------

Loss before cumulative effect of change in
  accounting principle                                        (16,348)         (13,607)          (8,802)          (7,275)

Cumulative effect of change in accounting principle           (24,230)         (24,230)               -                -
                                                            ---------        ---------        ---------        ---------

Net loss                                                    $ (40,578)       $ (37,837)       $  (8,802)       $  (7,275)
                                                            =========        =========        =========        =========


      See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------


                                                                             Nine Months Ended               Nine Months Ended
                                                                             December 31, 2002               December 31, 2001
                                                                         -------------------------      --------------------------
                                                                         Holdings      Enterprises      Holdings       Enterprises
                                                                         --------      -----------      --------       -----------
                                                                              (Unaudited)                     (Unaudited)
Cash flows from operating activities:
  Net loss                                                               $(40,578)       $(37,837)       $ (8,802)       $ (7,275)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Extraordinary loss on modification of debt                                500               -               -               -
    Cumulative effect of change in accounting principle                    24,230          24,230               -               -
    Depreciation and amortization                                           4,547           4,252           7,940           7,865
    Deferred income taxes                                                   4,098           3,631               -               -
  Changes in assets and liabilities:
    Accounts receivable                                                     8,759           8,759          16,870          16,870
    Inventories                                                           (10,035)        (10,035)         (6,834)         (6,834)
    Accounts payable                                                       (5,819)         (5,819)          6,049           6,049
    Other assets and liabilities                                              285          (1,717)         (2,322)         (2,224)
                                                                         --------        --------        --------        --------

Net cash (used in) provided by operating activities                       (14,013)        (14,536)         12,901          14,451
                                                                         --------        --------        --------        --------

Cash flows from investing activities:
  Acquisitions of plant and equipment                                        (473)           (473)         (1,911)         (1,911)
                                                                         --------        --------        --------        --------

Cash used in investing activities                                            (473)           (473)         (1,911)         (1,911)
                                                                         --------        --------        --------        --------

Cash flows from financing activities:
  Payment of debt modification costs                                         (557)              -               -               -
  Payments from Interest Escrow Account                                         -               -           1,625               -
  Borrowings (repayments) under Credit Agreement                           10,830          10,830         (19,159)        (19,159)
  Proceeds from issuance and
   (repurchase of) common stock                                                (7)              -             (68)              -
                                                                         --------        --------        --------        --------

Net cash provided by (used in) financing activities                        10,266          10,830         (17,602)        (19,159)
                                                                         --------        --------        --------        --------

Net decrease in cash                                                       (4,220)         (4,179)         (6,612)         (6,619)

Cash, beginning of period                                                   4,526           4,456           9,522           9,520
                                                                         --------        --------        --------        --------

Cash, end of period                                                      $    306        $    277        $  2,910        $  2,901
                                                                         ========        ========        ========        ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $ 12,209        $ 11,915        $ 15,904        $ 12,654
    Income taxes                                                         $     36        $     35        $    149        $    149
  Non-cash financing activities:
    Additional indebtedness due to deferred interest
     payment in connection with debt modification                        $  2,185             $ -             $ -             $ -



      See notes to Condensed Consolidated Financial Statements

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

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

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2002, and the results of operations and cash flows for the periods ended December 31, 2002 and 2001.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                            December 31,          March 31,
                               2002                 2002
                            -----------           ---------
Raw materials                $  2,268             $  1,821
Finished goods                 66,120               56,532
                            -----------           ---------
                             $ 68,388             $ 58,353
                            ===========           =========

NOTE C - Intangibles

Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the nine month period ended December 31, 2002 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles still required to be amortized under SFAS No. 142.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

With the assistance of an independent professional appraisal firm, the Company performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Company's reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Company's Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of the goodwill writedown is increased. As a result, the Company recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the nine month period ended December 31, 2002. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

The cumulative impact of adopting this change in accounting principle is reflected in the accompanying statement of operations, but does not affect the Company's operations and has no impact on its cash flows. The provisions of SFAS No. 142 requires an annual assessment of goodwill and intangibles, which the Company will perform to determine any possible future impairment.

The effect of adopting SFAS No. 142 on the net loss for the nine month periods ended December 31, 2002 and 2001 are as follows (in thousands):


                                                             2002                              2001
                                                  ----------------------------        ---------------------------
                                                   Holdings        Enterprises        Holdings        Enterprises
                                                  ---------        -----------        --------        -----------
Net Loss                                          $(40,578)         $(37,837)         $ (8,802)         $ (7,275)
Add: cumulative effect of change in
  accounting principle                              24,230            24,230                 -                 -
                                                  --------          --------          --------          --------

Net Loss, excluding cumulative effect of
  change in accounting principle                   (16,348)          (13,607)           (8,802)           (7,275)
Add:  amortization of indefinite-lived
  intangible assets, net of tax                          -                 -             1,795             1,795
Add: valuation allowances recorded as a
  result of the impact of SFAS No. 142               8,923             7,678                 -                 -
                                                  --------          --------          --------          --------

Net Loss, excluding cumulative effect of
  change in accounting principle and
  valuation allowances in 2002 and
  amortization of indefinite-lived
  intangible assets in 2001                       $ (7,425)         $ (5,929)         $ (7,007)         $ (5,480)
                                                  ========          ========          ========          ========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)
-------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

The changes in the carrying amount of goodwill and intangible assets during the nine month period ended December 31, 2002, including the effect of adopting SFAS No. 142 are as follows (in thousands):


                                                                Millbrook           Manischewitz
                                                                ---------       -----------------------
                                                                                             Intangible
                                                                Goodwill        Goodwill       Assets            Total
                                                                --------        --------     -----------        --------
Balance at March 31, 2002, net of
  accumulated amortization                                      $ 15,103        $ 59,137        $ 40,005        $114,245
Less: goodwill writedown recognized as a
  cumulative effect of change in
  accounting principle                                                 -          24,230               -          24,230
Less: intangible amortization                                          -               -              43              43
                                                                --------        --------        --------        --------

Balance at December 31, 2002, net of
  accumulated amortization                                      $ 15,103        $ 34,907        $ 39,962        $ 89,972
                                                                ========        ========        ========        ========


At December 31, 2002, Manischewitz' intangible assets were comprised of trademarks and tradenames.

NOTE D - Related Party Transactions

For each of the three month periods ended December 31, 2002 and 2001 the Company paid $510,000 and $502,500 and for each of the nine month periods ended December 31, 2002 and 2001, the Company paid $1,530,000 and $1,507,000, respectively to P&E Properties, Inc., an affiliated entity of which the Company's Chairman and Chief Executive Officer is the sole shareholder, for management fees, services provided and expenses incurred on its behalf.

NOTE E - Income Taxes

The provision (benefit) for income taxes consisted of the following (in thousands):


                                                              2002                        2001
                                                    ------------------------     ------------------------
                                                    Holdings     Enterprises     Holdings     Enterprises
                                                    --------     -----------     --------     -----------
Income Tax Benefit for the nine months
  ended December 31, 2002                           $(4,825)       $(4,047)       $(5,129)       $(4,130)

Valuation Allowances established pursuant
to SFAS No. 142:
  Valuation Allowance related to continuing
    operations for the nine months ended
    December 31, 2002                                 4,825          4,047              -              -
Additional Valuation Allowance resulting
    from deferred tax assets in excess
    of deferred tax liabilities, excluding
    identified intangibles                            4,098          3,631              -              -
                                                    -------        -------        -------        -------

 Provision (benefit) for income taxes               $ 4,098        $ 3,631        $(5,129)       $(4,130)
                                                    =======        =======        =======        =======


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
-------------------------------------------------------------------------------

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

With the adoption of SFAS No. 142 in the first quarter of fiscal 2003 (See Note
C), the Company can no longer amortize tax deductible goodwill and indefinite-lived intangible assets for financial reporting purposes. Therefore, the deferred tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles will not reverse unless the underlying assets are sold or an impairment is recognized for tax purposes. Without this deferred tax liability, Holdings and Enterprises had net deferred tax assets of approximately $4.1 million and $3.6 million, respectively as of March 31, 2002. As the Company is currently in a net operating loss position, Holdings and Enterprises recorded valuation allowances to offset each of their respective quarterly income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to identified intangibles as of March 31, 2002. Further, since SFAS No. 142 does not provide for the valuation allowances that resulted from its adoption to be recorded as a component of the cumulative effect of a change in accounting principle, they are reflected as a non-cash provision for income taxes in Holdings' and Enterprises' loss from continuing operations.

NOTE F - Comprehensive Loss

For the three and nine month periods ended December 31, 2002 the comprehensive loss was ($2,597,000) and ($40,580,000) for Holdings and ($2,019,000) and
($37,839,000) for Enterprises as compared to ($1,635,000) and ($8,749,000) for
Holdings and ($1,128,000) and ($7,222,000) for Enterprises for the three and nine month periods ended December 31, 2001.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE G - Segment Reporting

The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which established standards for reporting information about operating segments in the Company's interim financial statements.


For the three month                                                      2002                       2001
period ended December 31,                                      ------------------------    -------------------------
-------------------------                                       Holdings    Enterprises     Holdings     Enterprises
(in thousands)                                                 ----------   -----------    ----------    -----------
Revenues
Millbrook .................................................    $ 112,041     $ 112,041     $ 150,434     $ 150,434
Manischewitz ..............................................       10,468        10,468        13,252        13,252
                                                               ---------     ---------     ---------     ---------
Total segment revenues ....................................      122,509       122,509       163,686       163,686
Corporate items, principally
the elimination of
intercompany sales ........................................       (1,647)       (1,647)       (2,060)       (2,060)
                                                               ---------     ---------     ---------     ---------
                                                               $ 120,862     $ 120,862     $ 161,626     $ 161,626
                                                               =========     =========     =========     =========
Operating income
Millbrook .................................................    $   3,075     $   3,075     $   3,762     $   3,762
Manischewitz ..............................................          482           482         1,454         1,454
                                                               ---------     ---------     ---------     ---------
Total segment operating
income ....................................................        3,557         3,557         5,216         5,216
Corporate items and
eliminations ..............................................       (1,781)       (1,750)       (3,079)       (3,056)
                                                               ---------     ---------     ---------     ---------
                                                               $   1,776     $   1,807     $   2,137     $   2,160
                                                               =========     =========     =========     =========


For the nine month                                                       2002                       2001
period ended December 31,                                      ------------------------    -------------------------
-------------------------                                       Holdings    Enterprises     Holdings     Enterprises
(in thousands)                                                 ----------   -----------    ----------    -----------
Revenues
Millbrook .................................................    $ 347,689     $ 347,689     $ 408,749     $ 408,749
Manischewitz ..............................................       28,225        28,225        30,744        30,744
                                                               ---------     ---------     ---------     ---------
Total segment revenues ....................................      375,914       375,914       439,493       439,493
Corporate items, principally
the elimination of
intercompany sales ........................................       (4,526)       (4,526)       (5,112)       (5,112)
                                                               ---------     ---------     ---------     ---------
                                                               $ 371,388     $ 371,388     $ 434,381     $ 434,381
                                                               =========     =========     =========     =========
Operating income
Millbrook .................................................    $   5,700     $   5,700     $   6,575     $   6,575
Manischewitz ..............................................          539           539         3,306         3,306
                                                               ---------     ---------     ---------     ---------
Total segment operating
income ....................................................        6,239         6,239         9,881         9,881
Corporate items and
eliminations ..............................................       (5,180)       (5,129)       (9,350)       (9,313)
                                                               ---------     ---------     ---------     ---------
                                                               $   1,059     $   1,110     $     531     $     568
                                                               =========     =========     =========     =========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE H - Modification of Debt

Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $2.2 million, representing the deferred May and November 2002 interest payments. Holders of the amended Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as an extraordinary item in the accompanying statement of operations during the nine month period ended December 31, 2002. The income tax benefit of $0.2 million related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142, as described in Note E - Income Taxes. On November 1, 2002, the Company elected to defer the cash payment of interest on its 6% Notes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended December 31, 2002 decreased $40.7 million or 25.2% to $120.9 million as compared to $161.6 million for the three month period ended December 31, 2001. Revenues for the nine month period ended December 31, 2002 decreased $63.0 million or 14.5% to $371.4 million as compared to $434.4 million for the nine month period ended December 31, 2001. Revenues include:

         (i) Millbrook's revenues of $112.0 million and $347.7 million for the three and nine month periods ended December 31, 2002 as compared to $150.4 million and $408.8 million for the three and nine month periods ended December 31, 2001;

         (ii) Manischewitz' revenues of $10.5 million and $28.2 million for the three and nine month periods ended December 31, 2002 as compared to $13.3 million and $30.7 million for the three and nine month periods ended December 31, 2001; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.6) million and ($4.5) million for the three and nine month periods ended December 31, 2002 as compared to ($2.1) million and ($5.1) million for the three and nine month periods ended December 31, 2001.

Millbrook's revenues decreased $38.4 million and $61.1 million or 25.5% and 14.9% for the three and nine month periods ended December 31, 2002 as compared to the comparable periods of the prior year. The decrease in revenues for the three and nine month periods is principally due to decreased sales to certain customers as a result of several factors, including a decision made by a prior customer to move to self-distribution; customer financial difficulties and bankruptcies during fiscal 2002; customer losses; and an overall decline in specialty food revenues resulting from lower than expected retail sales at a number of Millbrook's customers, the aggregate of which exceeded the growth of sales to certain other customers. The customer financial difficulties include Ames Department Stores, one of Millbrook's significant customers, announcing its decision to liquidate under Chapter 7 of the Bankruptcy Code in August, 2002.

Manischewitz' revenues decreased $2.8 million and $2.5 million or 21.0% and 8.2% for the three and nine month periods ended December 31, 2002 as compared to the comparable periods of the prior year. The decrease in revenues for the three and nine month periods is principally due to the timing of the Jewish holiday of Passover. As the holiday begins approximately three weeks later this year, a greater percentage of the total Passover orders will be shipped during the fourth quarter as compared to the comparable period of the prior year. If the shipment of Passover orders had been consistent with the comparable periods of the prior year, Manischewitz' revenues for the three and nine month periods ended December 31, 2002 would have increased 10.8% and 5.5%, respectively. The decrease in revenues for the three and nine month periods was partially offset by increased sales of Guiltless Gourmet brand products.

Gross Profit. Gross profit for the three and nine month periods ended December 31, 2002 were $29.1 million and $84.3 million as compared to $36.3 million and $105.5 million for the three and nine month periods ended December 31, 2001, a decrease of $7.2 million and $21.2 million or 19.8% and 20.1%. As a percentage of revenues, the gross profit margin was 24.1% and 22.7% for the three and nine month periods ended December 31, 2002 as compared to 22.5% and 24.3% for the three and nine month periods ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The decrease in gross profit dollars and its impact on gross profit margin for the three month period is principally due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($6.3 million) and increased gross profit margin (1.9%) resulting from the favorable shift in product mix as the three months ended December 31, 2002 represented the first full quarter of no sales to Ames Department Stores ($21.0 million for the three months ended December 31, 2001, which substantially consisted of lower margin health and beauty care products); and

         (ii) decreased gross profit margin (0.3%) at Manischewitz resulting from increased promotional allowances, including those associated with the launch of several new Guiltless Gourmet products.

The decrease in gross profit dollars and its impact on gross profit margin for the nine month period is principally due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($19.4 million) and decreased gross profit margin in the nine month period (1.2%) resulting from the shift in Millbrook's customer base from serviced to non-serviced customers and a shift in product mix from higher margin specialty food products to lower margin health and beauty care products; and

         (ii) decreased gross profit margin (0.4%) at Manischewitz resulting from increased promotional allowances, including those associated with the launch of several new Guiltless Gourmet products.

Operating Expenses. Distribution and warehousing expenses for the three and nine month periods ended December 31, 2002 were $11.2 million and $34.3 million as compared to $14.0 million and $41.6 million for the three and nine month periods ended December 31, 2001. As a percentage of revenues, distribution and warehousing expenses for the three months ended December 31, 2002 increased 0.7% to 9.3% as compared to 8.6% in the comparable period of the prior year. For the nine months ended December 31, 2002, distribution and warehousing expenses as a percentage of revenues decreased 0.4% to 9.2% as compared to 9.6% in the comparable period of the prior year. Distribution and warehousing costs for the three and nine month periods were impacted by the following:

         (i) lower warehousing headcount due to reductions made during the second half of fiscal 2002 and during the three and nine month periods ended December 31, 2002 directly related to customer losses and additional headcount reductions realized from a cost reduction program implemented by Millbrook's management to more efficiently deploy warehouse personnel; and

         (ii) lower transportation costs realized from cost reduction programs implemented by Millbrook's management to achieve more efficient routing and enhanced utilization of its fleet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses for the three and nine month periods ended December 31, 2002 were $16.1 million and $48.8 million, as compared to $19.2 million and $60.2 million for the three and nine month periods ended December 31, 2001. As a percentage of revenues, selling, general and administrative expenses for the three months ended December 31, 2002 increased 1.5% to 13.4% as compared to 11.9% in the comparable period of the prior year. For the nine months ended December 31, 2002, selling, general and administrative expenses as a percentage of revenues decreased 0.7% to 13.2% as compared to 13.9% in the comparable period of the prior year. The decrease in selling, general and administrative costs for the three and nine month periods are principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the second half of fiscal 2002 and during the three and nine months ended December 31, 2002 directly related to customer losses and the shift in Millbrook's customer base from serviced to non-serviced customers;

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

Amortization of intangibles was approximately $43,000 for the nine month period ended December 31, 2002, as compared to $1.1 million and $3.2 million for the three and nine month periods ended December 31, 2001. There was no amortization of intangibles during the three months ended December 31, 2002, as the Company did not have any remaining intangible assets with definite lives. This decline resulted from the adoption of SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized.

Interest Expense. Interest expense for the three and nine month periods ended December 31, 2002 was $4.4 million (consisting of $0.6 million for Holdings and $3.8 million for Enterprises, respectively) and $12.8 million (consisting of $1.7 million for Holdings and $11.1 million for Enterprises, respectively) as compared to $4.6 million (consisting of $0.8 million for Holdings and $3.8 million for Enterprises, respectively) and $14.5 million (consisting of $2.5 million for Holdings and $12.0 million for Enterprises, respectively) for the three and nine month periods ended December 31, 2001. The decrease in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Company's Credit Agreement and the amendment by Holdings of the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment, among other things, reduced the interest rate to 6% per annum and increased the aggregate outstanding principal by approximately $2.2 million, representing the deferred May and November 2002 interest payments.

Taxes. The provision for income taxes for the nine month period ended December 31, 2002 was $4.1 million for Holdings and $3.6 million for Enterprises as compared to an income tax benefit of $0.9 million and $5.1 million for Holdings and $0.5 million and $4.1 million for Enterprises for the three and nine month periods ended December 31, 2001. As a result of the adoption of SFAS No. 142, Holdings and Enterprises recorded valuation allowances to offset their respective first and second quarter income tax benefits from operations as well as the amount by which their deferred tax assets exceeded their deferred tax liabilities, excluding the deferred tax liability related to identified intangibles as of March 31, 2002. Further, since SFAS No. 142 does not provide for the valuation allowances that resulted from its adoption to be recorded as a component of the cumulative effect of a change in accounting principle, they are reflected as a non-cash provision for income taxes in Holdings' and Enterprises' loss from continuing operations. For the three and nine month periods ended December 31, 2001, the income tax benefits principally related to the results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cumulative Effect of Change in Accounting Principle. Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. With the assistance of an independent professional appraisal firm, the Company performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Company's reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Company's Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of goodwill writedown is increased. As a result, the Company recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the nine month period ended December 31, 2002. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

Extraordinary Item - Modification of Debt. Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $2.2 million, representing the deferred May and November 2002 interest payments. Holders of the amended Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as an extraordinary item in the accompanying statement of operations during the nine month period ended December 31, 2002. The income tax benefit of $0.2 million related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142.

Net Loss. As a result of the foregoing, the net loss for the three and nine month periods ended December 31, 2002 was $2.6 million and $40.6 million for Holdings and $2.0 million and $37.8 million for Enterprises as compared to $1.6 million and $8.8 million for Holdings and $1.1 million and $7.3 million for Enterprises for the three and nine month periods ended December 31, 2001.

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

Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended December 31, 2002, excluding non-cash charges for the loss on modification of debt at Holdings, the cumulative effect of a change in accounting principle, depreciation and amortization and deferred income taxes, utilized cash of $7.2 million for Holdings and $5.7 million for Enterprises. Operations for the nine months ended December 31, 2001, excluding non-cash charges for depreciation and amortization, utilized cash of $0.9 million for Holdings and provided cash of $0.6 million for Enterprises. During the nine month period ended December 31, 2002, other changes in assets and liabilities resulting from operating activities utilized cash of $6.8 million for Holdings and $8.8 million for Enterprises as compared to providing $13.8 million for Holdings and $13.9 million for Enterprises for the nine month period ended December 31, 2001, resulting in net cash utilized by operating activities of $14.0 million for Holdings and $14.5 million for Enterprises during the nine period ended December 31, 2002 and net cash provided by operating activities of $12.9 million for Holdings and $14.5 million for Enterprises during the nine months ended December 31, 2001.

Investing activities, which consisted of purchases of plant and equipment resulted in a use of cash of $0.5 million and $1.9 million for the nine month periods ended December 31, 2002 and 2001 for each of Holdings and Enterprises, respectively.

During the nine month period ended December 31, 2002, financing activities, which principally consisted of borrowings under the Credit Agreement and the payment of deferred debt modification costs by Holdings, provided cash of $10.3 million for Holdings and $10.8 million for Enterprises. During the nine month period ended December 31, 2001, financing activities, which principally consisted of the repayment of $19.2 million under the Credit Agreement offset by $1.6 million of payments from the Interest Escrow Account by Holdings, utilized cash of $17.6 million for Holdings and $19.2 million for Enterprises.

At December 31, 2002, the Company's balance sheets include a $9.4 million deferred income tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Company's tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and be payable unless the underlying assets are sold or an impairment is recognized for tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

The primary sources of liquidity for Holdings and Enterprises are the cash flows from the operations of Millbrook and Manischewitz and borrowings under the Company's Credit Agreement. At December 31, 2002, Millbrook and Manischewitz had approximately $300,000 of cash and approximately $3.5 million of available borrowing capacity under the Credit Agreement. Given the seasonal nature of the Company's business, availability increases during the fourth quarter ending March 31, 2003. The Company is currently in compliance with the covenants contained in the Credit Agreement and the indentures relating to its senior notes. On November 1, 2002, the Company elected to defer the cash payment of interest on its 6% Notes.

From a distribution perspective, Millbrook's business continues to be impacted by industry consolidation of retail customers, a decision made by a prior customer to move to self-distribution, customer financial difficulties and bankruptcies. Customer financial difficulties include Ames Department Stores, one of Millbrook's significant customers, announcing its decision to liquidate under Chapter 7 of the Bankruptcy Code in August 2002. The Company expects some further revenue decline during fiscal 2003, absent new customer growth or expanded distribution to existing customers, as a result of the aforementioned factors. Millbrook continues to focus its strategy on expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Millbrook's operating results for the nine months ended December 31, 2002 are, on the one hand, out of step from a strategy execution perspective as specialty food revenues declined. However, on the other hand, the growth in health and beauty care revenues reflects Millbrook's success in taking advantage of market opportunities as they arise. Management continues to believe in its overall strategy. Further, Millbrook's management has instituted a number of cost reduction programs designed to streamline its organization to reduce its operating costs and better meet the demands of its changing markets. From a branded food products perspective, Manischewitz' operations are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. Although there can be no assurance, Holdings and Enterprises believe that its operating cash flows and borrowings under its Credit Agreement will be sufficient to meet its obligations and remain in compliance with its covenants. The ability of Holdings and Enterprises to meet those obligations and maintain compliance will depend on a number of factors, including those discussed above, general economic conditions and other factors beyond Holdings' and Enterprises' control.

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

                          ----------------------------

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure (1) that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and regulations, and (2) that this information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In November 2002, under the supervision and review of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures was conducted. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company (including its consolidated subsidiaries) that is required to be included in periodic reports to the SEC. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the November 2002 evaluation. However, there can be no assurance that the system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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


                                              R.A.B. HOLDINGS, INC.



February 14, 2003                             /s/ Richard A. Bernstein
                                              ------------------------
                                              Richard A. Bernstein
                                              Chief Executive Officer



February 14, 2003                             /s/ Steven M. Grossman
                                              ----------------------
                                              Steven M. Grossman
                                              Chief Financial Officer



                                              R.A.B. ENTERPRISES, INC.



February 14, 2003                             /s/ Richard A. Bernstein
                                              ------------------------
                                              Richard A. Bernstein
                                              Chief Executive Officer



February 14, 2003                             /s/ Steven M. Grossman
                                              ----------------------
                                              Steven M. Grossman
                                              Chief Financial Officer

     CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (the "Report") by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant"), each of the undersigned hereby certifies, to his knowledge, that:

         1. The Report fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations and cash flows of the Registrant for the quarter ended December 31, 2002.


                                              R.A.B. HOLDINGS, INC.



February 14, 2003                             /s/ Richard A. Bernstein
                                              ------------------------
                                              Richard A. Bernstein
                                              Chief Executive Officer



February 14, 2003                             /s/ Steven M. Grossman
                                              ----------------------
                                              Steven M. Grossman
                                              Chief Financial Officer



                                              R.A.B. ENTERPRISES, INC.



February 14, 2003                             /s/ Richard A. Bernstein
                                              ------------------------
                                              Richard A. Bernstein
                                              Chief Executive Officer



February 14, 2003                             /s/ Steven M. Grossman
                                              ----------------------
                                              Steven M. Grossman
                                              Chief Financial Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard A. Bernstein, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended December 31, 2002 by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant");

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


February 14, 2003                            /s/ Richard A. Bernstein
                                             ---------------------------------
                                             Richard A. Bernstein
                                             Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven M. Grossman, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the quarter ended December 31, 2002 by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant");

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


February 14, 2003                            /s/ Steven M. Grossman
                                             ----------------------------------
                                             Steven M. Grossman
                                             Chief Financial Officer