Form 10-K
period 2003-03-31
RAB HOLDINGS INC
filed 2003-06-24
CIK 1067702

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the year ended March 31, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________________ to _____________________

                        Commission file number 333-66221
                                               ---------


              R.A.B. HOLDINGS, INC                                                    R.A.B. ENTERPRISES, INC.
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

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                               Yes                No   X
                                      ---             ---

         The registrant's common stock is not publicly held or publicly traded.

                                      INDEX


                                                                                                            Page
                                                                                                            ----
PART I

Item 1.        Business..................................................................................     1
                      (a) General Development of Business................................................     1
                      (b) Financial Information about Industry Segments..................................     1
                      (c) Narrative Description of Business..............................................     2
                      (d) Other Matters..................................................................     8
                      (e) Financial Information about Foreign and Domestic Operations....................     9

Item 2.        Properties................................................................................     9

Item 3.        Legal Proceedings.........................................................................    10

Item 4.        Submission of Matters to a Vote of Security Holders.......................................    10

PART II

Item 5.        Market for Registrants' Common Equity and Related Stockholder Matters.....................    10

Item 6.        Selected Financial Data...................................................................    10

Item 7.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..................................................................    11

Item 7a.       Quantitative and Qualitative Disclosures about Market Risk................................    21

Item 8.        Financial Statements and Supplementary Data...............................................    21

Item 9.        Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure...................................................................    21

PART III

Item 10.       Directors and Executive Officers of the Registrants.......................................    22

Item 11.       Executive Compensation....................................................................    24

Item 12.       Security Ownership of Certain Beneficial Owners and Management............................    26

Item 13.       Certain Relationships and Related Transactions............................................    27

Item 14.       Controls and Procedures...................................................................    29

PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................    29


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

         On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye"). Miller Buckeye was a distributor of specialty foods, cookies, crackers and snacks to supermarkets and other retail establishments in Ohio, Pennsylvania, West Virginia and Western New York.

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

         (b) Financial information about Industry Segments

         Industry segment information with respect to the operations of Holdings and Enterprises is included in the notes to the Consolidated Financial Statements of Holdings and Enterprises for the years ended March 31, 2003, 2002 and 2001 and in Item 8 herein.

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

         Specialty Foods. For the years ended March 31, 2003, 2002 and 2001, specialty food sales were approximately $241.1 million, $287.3 million and $298.9 million and represented 52.5%, 52.4% and 49.2% of Millbrook's total revenues, respectively. The decline in specialty food sales is primarily related to a decision made by a prior customer to move to self-distribution, customer financial difficulties and customer bankruptcies. Millbrook's specialty food category consists of approximately 14,500 items including ethnic, gourmet, organic and natural foods and supplements. Millbrook offers ethnic foods such as kosher, Asian, Italian, Irish, Mexican, Greek and German products, and gourmet foods such as teas, coffees, spices, baking ingredients, condiments, candies, crackers, cookies, jams and jellies. Millbrook's organic and natural food products and supplements include items such as grains, cereals, snacks, beverages, energy bars, baking ingredients, pasta and sauces.

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

         Health and Beauty Care. For the years ended March 31, 2003, 2002 and 2001, health and beauty care sales were approximately $183.7 million, $202.5 million and $223.5 million and represented 40.0%, 37.0% and 36.8% of Millbrook's total revenues, respectively. The decline in health and beauty care sales is principally due to customer bankruptcies. Millbrook currently carries approximately 16,000 health and beauty care items, including a full line of national and private label brands.

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

         General Merchandise. For the years ended March 31, 2003, 2002 and 2001, general merchandise sales were approximately $34.7 million, $58.0 million and $85.4 million and represented 7.5%, 10.6% and 14.0% of Millbrook's total revenues, respectively. The decline in general merchandise sales reflects the change in Millbrook's customer base due to a decision made by a prior customer to move to self-distribution, customer financial difficulties and customer losses. Millbrook currently carries approximately 8,500 general merchandise items. Although the traditional supermarket cannot afford to devote as much space to the general merchandise category as compared to the mass merchandisers, supermarkets have the advantage of more frequent customer traffic. This consumer traffic ensures that supermarkets will remain a key outlet for general merchandise. In addition, targeting certain departments such as pet, bath, candle and stationery as destination categories adds to the importance of general merchandise in supermarkets.

         Retail Services. Millbrook traditionally has supplemented its product distribution with full supporting services such as schematic development (including planogramming), space management, new store installations, remodeling of existing stores, order writing, stocking, new item placement and development and management of promotions.

         Over time, gross profit margins for these services have eroded principally as a result of the retail strategy of "everyday low pricing." As a result, Millbrook utilizes a system to "unbundle" each of the elements of the full-service program and use activity-based costing to charge the customer for each supporting service on a stand-alone basis. Millbrook offers these services to its customers through its Millbrook Retail Solutions(SM) group, which is solely focused on providing merchandising services.

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

         Customers. Millbrook's top ten customers, which collectively represented approximately 64%, 63% and 61% of its revenues during the years ended March 31, 2003, 2002 and 2001, respectively, have been customers for an average of 18 years. For the year ended March 31, 2003, supermarkets represented approximately 90% of revenues and mass merchandisers and chain drug stores represented approximately 10% of revenues. While Millbrook enjoys long-term relationships with most of its customers, consistent with industry practice, substantially all of Millbrook's customer supply agreements are on a month-to-month basis. Millbrook does have multi-year supply agreements with certain of its significant customers. None of these supply agreements is for a period of greater than three years.

         For the year ended March 31, 2003, Millbrook's two largest customers, Shaw's Supermarkets and Royal Ahold N.V., together represented approximately 37% of its total revenues. For the years ended March 31, 2002 and 2001, Millbrook's two largest customers, Shaw's Supermarkets and Ames Department Stores ("Ames"), together represented approximately 32% and 28% of its total revenues, respectively. During the year ended March 31, 2003, Ames announced its decision to liquidate under Chapter 7 of the Bankruptcy Code.

         Suppliers. Millbrook purchases products from leading suppliers in each of its categories. For the year ended March 31, 2003, the five largest suppliers in each of Millbrook's three principal product categories were:

         (i) for specialty foods, World Finer Foods, The Hain Celestial Group, The B. Manischewitz Company, LLC, Unilever (Best Foods and Lipton) and R.C. Bigelow;

         (ii) for health and beauty care products, Procter & Gamble, Johnson & Johnson, Pfizer/Warner Lambert, Unilever HPC and Wyeth Consumer Health Care; and

         (iii) for general merchandise, Signature Brands, Hartz Mountain Corp., General Electric, Mead Products and Bradshaw International.

         For the year ended March 31, 2003, the five largest suppliers represented (i) for specialty foods, 15% of total purchases; (ii) for health and beauty care products, 19% of total purchases; and (iii) for general merchandise, 2% of total purchases.

The B. Manischewitz Company, LLC

         The Industry. According to Progressive Grocer, the U.S. grocery industry has been characterized by relatively stable growth based on modest price and population increases, with total sales of approximately $535.4 billion in 2002 reflecting a compound annual growth rate of 4.4% for the five years ended 2002. According to Integrated Marketing Communications, Inc., kosher foods remain one of the fastest growing categories of the specialty food segment and are characterized by a stable base of loyal consumers represented primarily by the Jewish population. According to Integrated Marketing Communications, Inc. and Packaged Facts, since 1992, sales of kosher foods have increased significantly among non-Jewish consumers due to heightened awareness of the quality of ingredients, rabbinical supervision and processing techniques used in manufacturing kosher foods, together with growing interest in healthier foods and the trend toward healthier lifestyles.

         Kosher foods are manufactured in accordance with Jewish dietary laws, which require strict adherence to quality and cleanliness standards. Achieving such standards requires specialized knowledge and the supervision of a designated kosher certification agency. Due to the production methods used, kosher products generally are considered to contain higher quality and healthier ingredients. According to Integrated Marketing Communications, Inc., approximately 40% of the overall kosher category is kosher for Passover products, which are prepared under even more stringent guidelines than kosher products consumed throughout the year.

         Products. Manischewitz' core businesses consist of traditional products sold primarily to Jewish consumers under the Manischewitz brand; canned fish and condiments under the Season brand; and natural and organic snack foods sold under the Guiltless Gourmet(R) brand. Manischewitz is a manufacturer of products historically consumed during certain Jewish holidays, principally Passover which occurs during the spring, and Rosh Hashanah which occurs during the fall. Manischewitz believes that, among the Jewish population, approximately 100% recognize the Manischewitz brand name and 90% have tried one or more Manischewitz products. Manischewitz believes that, among the non-Jewish population, approximately 80% are familiar with the Manischewitz brand name and over 50% have tried one or more Manischewitz products. Guiltless Gourmet and Season products are consumed throughout the year.

         Manischewitz has built its brand awareness and consumer base by offering a broad assortment of products that can be consumed throughout the year, as well as expanding its product offerings to accommodate changing tastes and the popularity of various food items. Manischewitz' recent product offerings include a line of pasta products, concord grape matzo and the introduction of canister packaging for its meal, starch and farfel products. Many of the new product offerings are intended to appeal to the mainstream population to expand the customer base for Manischewitz' product line.

         Manischewitz also licenses its name to other entities for use in the manufacture, distribution and sale of certain kosher products including wine and other food products. For each of the years in the three year period ended March 31, 2003, licensing revenues represented less than 2% of Manischewitz' total revenues.

         Baked Products. Baked products include daily matzo, Passover matzo (which is produced to more exacting standards dictated by religious tenets for Passover) and crackers. The majority of these products are baked at Manischewitz' Jersey City, New Jersey facilities. Matzo products in this category are sold under the Manischewitz(R), Horowitz Margareten(R) and Goodman's brand names. Matzo product sales generated approximately 30.1%, 29.7% and 33.5% of Manischewitz' total revenues in fiscal 2003, 2002 and 2001, respectively. Manischewitz has a license agreement with Goodman's to use its name on matzo products and matzo-related products through 2005. In fiscal 2003, matzo products and matzo-related products sold under the Goodman's name represented less than 1% of Manischewitz' total revenues.

         Manufactured Products. Manufactured products consist of a variety of soups, sauces, fish, borscht and other processed foods. The majority of these products are produced at Manischewitz' Vineland, New Jersey facility. Manufactured product sales accounted for approximately 16.5%, 16.6% and 17.6% of Manischewitz' total revenues in fiscal 2003, 2002 and 2001, respectively.

         Co-Packed Products. Manischewitz markets a number of co-packed products, including cookies, confectionery products, noodles, pasta, tortilla chips, salsa, condiments, dry soup mixes and canned fish principally under the Manischewitz, Horowitz Margareten, Goodman's, Season and Guiltless Gourmet brand names. Manischewitz expects to continue to employ co-packers as a capital efficient means of bringing its new products to market. Co-packed products generated approximately 52.4%, 52.3% and 46.4% of Manischewitz' total revenues in fiscal 2003, 2002 and 2001, respectively.

         Marketing and Product Development. In fiscal 2003, 2002 and 2001, spending on marketing and trade promotion represented approximately 5.7%, 5.9% and 5.1% of total revenues, respectively. Consistent with its overall business strategy, management focused its spending on advertising, marketing and promotion of Manischewitz' products and expanding the distribution of its Guiltless Gourmet and Season product lines. In addition, during fiscal 2002, Manischewitz began sponsoring "Jewish Cooking in America" on Public Broadcasting Service.

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

         Distribution. Manischewitz principally sells its products to independent distributors operating throughout the U.S. and Canada. Manischewitz' two largest distributors, together represented approximately 53.9%, 49.9% and 50.7% of total revenues in fiscal 2003, 2002 and 2001, respectively. For each of the years in the three year period ended March 31, 2003, one of the two largest distributors was Manischewitz' affiliate, Millbrook. Among its customer base, supermarkets represented approximately 90% of Manischewitz' fiscal 2003 total revenues and other customers represented approximately 10%. We believe that Manischewitz' largest supermarket customers are Albertson's, Kroger, Safeway, Wakefern, Publix and Royal Ahold.

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

Raw Materials

         The Companies, through their Manischewitz subsidiary, utilize a number of raw materials in the manufacture of its matzo and matzo-related products, principally flour. Manischewitz utilizes significant quantities of various fish in the manufacture of its gefilte fish and the co-packing of its other canned fish products. Manischewitz also purchases organic corn and spices for the co-packing of its Guiltless tortilla chips. Supplies of these ingredients are readily available from a number of sources and are purchased based on quality and price.

Competition

Millbrook Distribution Services Inc.

         Specialty Foods. The competition in the specialty foods segment is fragmented among approximately 100 distributors, most of which are small and geographically limited. Millbrook is able to compete effectively in the specialty foods segment based on its breadth of products and its logistics capabilities. Its "piece pick" capability gives Millbrook's retailers product variety without the inventory investment in slower-moving, high margin specialty food products. Unlike most other specialty food distributors, Millbrook offers a single source of supply for specialty foods, health and beauty care products and general merchandise. This generates transportation and distribution efficiencies for Millbrook. Millbrook's principal competitors in this segment are Gourmet Awards, Haddon House, Distribution Plus, Inc. and Kehe Food Distributors, Inc.

         Health and Beauty Care. Supermarkets historically have placed health and beauty care products wherever shelf space was available. As supermarkets do not have the available shelf space to compete with the breadth of health and beauty care items carried by mass merchandisers, they have become reliant on delivery and inventory techniques that maximize product variety. Management is of the opinion that Millbrook's "piece pick" capability and breadth of health and beauty care product assortment allows its supermarket customers to effectively compete with mass merchandisers in this product category. Millbrook's principal competitors in this segment are SuperValu, Nash Finch and Associated Wholesale Grocers.

         General Merchandise. Supermarkets are refocusing their efforts to carry general merchandise specifically matched to their customer profiles and rethinking the manner in which they allocate shelf space. We believe product competition in selection and promotion at the retail level favors distributors such as Millbrook. Millbrook's buying power results in a large assortment of general merchandise that is continually tailored to meet its customers' and the consumers' needs. Through Millbrook's "piece pick" capability, this assortment is available to the retailers with a lower inventory investment and space allocation. Millbrook's principal competitors in this segment are SuperValu, Nash Finch and Associated Wholesale Grocers.

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

The B. Manischewitz Company, LLC

         Manischewitz competes within a small group of branded kosher food manufacturers. In the matzo category, all of the domestic producers have been in the industry for over 80 years. The strength of Manischewitz' brand names and the complexities of complying with kosher manufacturing requirements have all contributed to the stability of the competitive environment faced by Manischewitz. Management's business strategy includes promoting and marketing Manischewitz products in the non-kosher aisles of supermarkets. However, outside the kosher aisle, Manischewitz products compete with the products of a significant number of companies of varying sizes, including divisions or subsidiaries of larger companies. Many of these competitors have multiple product lines as well as substantially greater financial and other resources available to them.

         Manischewitz' primary competitor in the production and distribution of matzo is Streit's, a New York based family-owned regional marketer. Within the gefilte fish market, Manischewitz competes primarily with Rokeach and its related brands, including Mothers, Old Vienna and Mrs. Adlers. For Manischewitz' Guiltless Gourmet brand, the primary competitors in the marketing and distribution of its all-natural snack products are Frito Lay, a division of PepsiCo, Inc. and Skinny, a division of nSpired Natural Foods. For Manischewitz' Season brand, the primary competitors in the marketing and distribution of its canned fish products are Beach Cliff, Brunswick, King Oscar and Bumble Bee Seafoods, LLC.

         Management believes that Manischewitz' loyal customer base and name recognition make the brand less vulnerable to competition with respect to its core products.

Trademarks

         Manischewitz owns a number of registered trademarks in the U.S., Canada, Europe, Israel, South Africa and South America. The registered trademarks in the U.S. include Manischewitz(R), Horowitz Margareten(R), Onion Tams(R), Passover Pantry(R), Tam Tam(R), Vege-Matzo(R), Wheat Tams(R), Design Star of David(R), Star of David & Lion Design(R), Fishlets(R), Design of Star, Lion & Scroll(R), Deborah Ross & Design(R), Bakit(R), Garlic Tam(R), Horowitz Margareten & Design(R), Season(R), Season Kosher Select(R), Gold Boat(R), Atlantic Gourmet(R), Moadim(R), Guiltless Gourmet(R), Gourmet without Guilt(R) and Noshables(R). Manischewitz has granted exclusive licenses under certain of its trademarks to others for the manufacture and sale of wine and other food products. Such licenses are limited in scope to certain territories and entitle Manischewitz to royalties based on the net sales or revenues of the licensed products sold. Management is not aware of any facts that would have a material adverse impact on the continued use of any of its trademarks and trade names.

         (d) Other Matters

Employees

         As of March 31, 2003, we had approximately 1,400 full-time employees, 120 part-time employees and the ability to draw upon 300 service merchandisers on-call nationwide.

         Millbrook has approximately 180 unionized workers. Most of the unionized workers are located at the East Brunswick, NJ and Youngstown, OH distribution centers. These workers are represented under contracts with Teamsters Local 802 in East Brunswick, which was ratified in December 2000 and will expire in June 2006 and Teamsters Local 377 in Youngstown, which was ratified in April 2000 and will expire in July 2004.

         Manischewitz has approximately 130 unionized workers at the Jersey City, NJ and Vineland, NJ facilities. Most of the unionized workers at the Jersey City, NJ facility are represented under a contract with Bakery, Confectionery and Tobacco Workers International Union (AFL-CIO, Local 3), which was ratified in October 2000 and will expire in September 2005. The unionized workers at the Vineland, NJ facility are represented under a contract with United Food and Commercial Workers Union (Local 56), which was ratified in May 2000 and will expire in April 2005.

         Management believes that Manischewitz' and Millbrook's relations with their employees and the unions representing certain groups of employees are generally good.

         (e) Financial Information about Foreign and Domestic Operations

         Millbrook provides distribution services to retail locations in 43 states throughout the United States, primarily east of the Rocky Mountains. Manischewitz' products are primarily sold through distributors throughout the United States. Revenues generated by sales to distributors primarily in Canada, Europe and the Middle East accounted for less than 4% of Manischewitz' revenues in each of the years in the three year period ended March 31, 2003.

Item 2. Properties

         Facilities. Millbrook's corporate headquarters, where management and administrative functions are performed, is located in Leicester, Massachusetts. Millbrook currently uses five distribution centers:


                                                                                                 Approximate     Lease
                                                                                                    Square     Expiration
Property                                              Location                Own or Lease         Footage        Date
--------                                              --------                ------------       -----------   ----------
National Support Center/Distribution Center.........  Harrison, AR                 Own            1,200,000          --
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


         During the year ended March 31, 2001, Millbrook closed its Ozark, AL distribution center and it is presently being marketed for sale. In addition, Millbrook uses 49 transfer depots located in 18 states.

         Millbrook owns or leases its fleet of approximately 80 tractors, 230 trailers and 120 vans.

         Manischewitz' corporate headquarters, where management and administrative functions are performed, is located in Jersey City, New Jersey. Manischewitz occupies the following properties, all of which are used in connection with its food business:


                                                                                                 Approximate
                                                                                                    Square
Property                                              Location                Own or Lease         Footage
--------                                              --------                ------------       -----------
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

         The Vineland, New Jersey manufacturing and warehousing facility is located on a five-acre site. It has the capacity to produce 11,000 pounds of processed fish per shift. The facility generally operates on a single shift basis throughout the year, with its primary maintenance period in April.

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

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters

         None.

Item 6. Selected Financial Data

         The selected consolidated financial data of Holdings and Enterprises presented below as of March 31, 2003 and 2002 and for each of the years in the three year period ended March 31, 2003 were derived from the audited consolidated financial statements of Holdings and Enterprises (the "Consolidated Financial Statements") set forth herein. The selected consolidated financial data as of March 31, 2001, 2000 and 1999 and for the years ended March 31, 2000 and 1999 were derived from the Consolidated Financial Statements of Holdings and Enterprises which are not presented herein. The data should be read in conjunction with the Consolidated Financial Statements, related notes and other financial information included herein.


                                                    Holdings                                      Enterprises
                                    -----------------------------------------------  ----------------------------------------------
For the years ended March 31,         1999      2000     2001      2002      2003      1999     2000     2001     2002     2003
-----------------------------         ----      ----     ----      ----      ----      ----     ----     ----     ----     ----
                                                                         (Dollars in Thousands)
Statement of Operations Data:
Revenues.....................       $508,293  $580,531 $652,331 $596,302  $508,082  $508,293 $580,485  $652,331  $596,302 $508,082
Gross profit.................        123,457   138,089  162,723  147,665   123,184   123,457  138,043   162,723   147,665  123,184
Operating expenses...........        113,533   122,124  153,965  137,740   110,142   113,533  122,103   153,888   137,674  110,035
Operating income.............          9,924    15,965    8,758    9,925    13,042     9,924   15,940     8,835     9,991   13,149
Interest expense, net........         20,020    18,960   20,357   19,047    16,771    14,949   15,888    17,193    15,722   14,495
Provision (benefit) for income
   taxes.....................         (3,174)   (1,146)  (3,411)  (2,602)    4,908    (1,399)     288    (2,139)   (1,642)   4,308
Loss before extraordinary item        (6,922)   (1,849)  (8,188)  (6,520)   (8,637)   (3,626)    (236)   (6,219)   (4,089)  (5,654)
Extraordinary loss on
   modification of debt.......                                                (500)
Extraordinary gain, net
   of income taxes...........                   12,914    3,194                                 4,742     3,194
Cumulative effect of change in
   accounting principle......                                              (24,230)                                        (24,230)
Net income (loss)............         (6,922)   11,065   (4,994)  (6,520)  (33,367)   (3,626)   4,506    (3,025)   (4,089) (29,884)
Balance Sheet Data:
Working capital..............       $ 51,288  $ 54,549  $76,310 $ 46,106  $ 45,782  $ 46,382 $ 55,066  $ 77,137  $ 50,412 $ 50,670
Property, plant and equipment,        38,467    37,199   32,629   29,486    25,285    38,467   37,199    32,629    29,486   25,285
   net.......................
Total assets.................        297,992   290,178  311,008  262,104   222,127   279,838  285,715   310,668   264,573  226,536
Total debt...................        184,049   170,089  204,973  168,592   165,327   136,049  145,089   179,973   143,592  140,340


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

Year Ended March 31, 2003 Compared to the year ended March 31, 2002

         Revenues. Revenues for the year ended March 31, 2003 decreased $88.2 million or 14.8% to $508.1 million as compared to $596.3 million for the year ended March 31, 2002. Revenues include:

         (i) Millbrook's revenues of $459.5 million for the year ended March 31, 2003 as compared to $547.8 million for the year ended March 31, 2002;

         (ii) Manischewitz' revenues of $62.1 million for the year ended March 31, 2003 as compared to $60.5 million for the year ended March 31, 2002; and

         (iii) Intersegment sales, which are eliminated in consolidation, of $13.5 million for the year ended March 31, 2003 as compared to $12.0 million for the year ended March 31, 2002.

Millbrook's revenues decreased $88.3 million or 16.1% for the year ended March 31, 2003 as compared to the prior year. The decrease in revenues is principally due to decreased sales to certain customers as a result of several factors, including a decision made by a prior customer to move to self-distribution; customer financial difficulties and bankruptcies; customer losses; and an overall decline in specialty food revenues resulting from lower than expected retail sales at a number of Millbrook's customers, the aggregate of which exceeded the growth of sales to certain other customers. The customer financial difficulties include Ames Department Stores, one of Millbrook's significant customers, announcing its decision to liquidate under Chapter 7 of the Bankruptcy Code in August, 2002.

Manischewitz' revenues increased $1.6 million or 2.6% for the year ended March 31, 2003 as compared to the prior year. This increase is principally due to increased sales of Manischewitz brand products resulting from new product introductions, product packaging innovation and an overall reduction in the number and amount of promotional selling programs.

         Gross Profit. Gross profit for the year ended March 31, 2003 was $123.2 million as compared to $147.7 million for the year ended March 31, 2002, a decrease of $24.5 million or 16.6%. As a percentage of revenues, the gross profit margin was 24.2% for the year ended March 31, 2003 as compared to 24.8% for the year ended March 31, 2002.

The decrease in gross profit dollars and its impact on gross profit margin is primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($23.6 million) and decreased gross profit margin (0.3%) resulting from the shift in Millbrook's customer base from serviced to non-serviced customers and a shift in product mix from higher margin specialty food products to lower margin health and beauty care products; and

         (ii) decreased gross profit margin (0.2%) for Guiltless Gourmet brand products at Manischewitz resulting from the promotional costs of launching several new Guiltless Gourmet products during fiscal 2003.

         Operating Expenses. Distribution and warehousing expenses for the year ended March 31, 2003 were $45.5 million as compared to $54.1 million for the year ended March 31, 2002. As a percentage of revenues, distribution and warehousing expenses decreased to 9.0% for the year ended March 31, 2003 as compared to 9.1% for the year ended March 31, 2002. Distribution and warehousing costs were impacted by the following:

         (i) lower warehousing headcount due to reductions made during the second half of fiscal 2002 and during the year ended March 31, 2003 directly related to customer losses and additional headcount reductions realized from a cost reduction program implemented by Millbrook's management to more efficiently deploy warehouse personnel; and

         (ii) lower transportation costs realized from cost reduction programs implemented by Millbrook's management to achieve more efficient routing and enhanced utilization of its fleet.

         Selling, general and administrative expenses for the year ended March 31, 2003 were $64.6 million as compared to $79.4 million for the year ended March 31, 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 12.7% for the year ended March 31, 2003 as compared to 13.3% for the year ended March 31, 2002. This decrease is principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the second half of fiscal 2002 and during the year ended March 31, 2003 directly related to customer losses and the shift in Millbrook's customer base from serviced to non-serviced customers; and

         (ii) lower headcount in Millbrook's selling, general and administrative functions realized from a cost reduction program implemented by Millbrook's management to streamline its workforce.

         Amortization of intangibles was approximately $43,000 for the year ended March 31, 2003, as compared to $4.2 million for the year ended March 31, 2002. This decline resulted from the adoption of SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized. Following the quarter ended June 30, 2002, the Company did not have any remaining intangible assets with definite lives.

         Interest Expense. Interest expense for the year ended March 31, 2003 was $16.8 million (consisting of $2.3 million for Holdings and $14.5 million for Enterprises, respectively) as compared to $19.0 million (consisting of $3.3 million for Holdings and $15.7 million for Enterprises, respectively) for the year ended March 31, 2002. The decrease in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Company's Credit Agreement and the amendment by Holdings of the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment, among other things, reduced the interest rate to 6% per annum and increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. The average interest rate on Holdings' and Enterprises' debt outstanding during the year ended March 31, 2003 was 8.9%.

         Taxes. The provision for income taxes for the year ended March 31, 2003 was $4.9 million for Holdings and $4.3 million for Enterprises as compared to an income tax benefit of $2.6 million for Holdings and $1.6 million for Enterprises for the year ended March 31, 2002. Historically, the Company did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. Therefore, Holdings and Enterprises recorded a deferred non-cash income tax expense of approximately $4.7 million and $4.2 million, respectively, during the year ended March 31, 2003. In addition, Holdings and Enterprises recorded non-cash valuation allowances to offset their respective income tax benefits from operations and the extraordinary loss on modification of debt of $2.7 million and $1.8 million, respectively. Both the deferred non-cash income tax benefit and the non-cash valuation allowances recorded in the Company's operating results would have not been required prior to the adoption of SFAS No. 142.

         Cumulative Effect of Change in Accounting Principle. Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. With the assistance of an independent professional appraisal firm, the Company performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Company has two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Company's reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Company's Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of goodwill writedown is increased. As a result, the Company recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the year ended March 31, 2003. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

         Extraordinary Item - Modification of Debt. Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of the amended Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as an extraordinary item in the accompanying statement of operations during the year ended March 31, 2003. The income tax benefit of $0.2 million related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142.

         Net Income (Loss). As a result of the foregoing, the net loss for the year ended March 31, 2003 was $33.4 million for Holdings and $29.9 million for Enterprises as compared to $6.5 million for Holdings and $4.1 million for Enterprises for the year ended March 31, 2002. Given the non-cash impact of the adoption of SFAS No. 142 and the related income tax valuation allowances recorded, management believes the presentation of net income (loss) on a basis comparable with the prior year provides useful information to the Company's various constituencies. Excluding the impact of SFAS No. 142 and the amortization of indefinite-lived intangible assets in fiscal 2002, the net loss for the year ended March 31, 2003 was $2.9 million for Holdings and $800,000 for Enterprises as compared to $4.1 million for Holdings and $1.7 million for Enterprises for the year ended March 31, 2002.

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

Millbrook's revenues decreased $60.0 million or 9.9% for the year ended March 31, 2002 as compared to the prior year. The decrease in revenues is principally due to decreased sales to certain customers as a result of several factors, including customer decisions to move toward self-distribution, customer financial difficulties, customer losses (principally during the second half of fiscal 2001) and industry consolidation, the aggregate of which exceeded the growth of sales to certain other customers. During the two years ended March 31, 2002, Millbrook's revenues were negatively impacted by the financial difficulties of three of its significant customers (Bradlees, Ames and K-Mart), all of which filed for protection under Chapter 11 of the Bankruptcy Code. Bradlees ultimately liquidated in March 2001. As of March 31, 2002, Ames and K-Mart were operating in bankruptcy and developing their reorganization plans and Millbrook only had a significant continuing business relationship with Ames.

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

         Net Income (Loss). As a result of the foregoing, the net loss for the year ended March 31, 2002 was $6.5 million for Holdings and $4.1 million for Enterprises as compared to $5.0 million for Holdings and $3.0 million for Enterprises for the year ended March 31, 2001.

Financial Condition, Liquidity and Capital Resources

         Operations for the year ended March 31, 2003, excluding non-cash charges for the loss on modification of debt at Holdings, the cumulative effect of a change in accounting principle, depreciation and amortization, deferred income taxes and other non-cash charges, provided cash of $2.2 million for Holdings and $4.3 million for Enterprises as compared to providing cash of $2.6 million for Holdings and $5.2 million for Enterprises for the year ended March 31, 2002. During the year ended March 31, 2003, other changes in assets and liabilities resulting from operating activities provided cash of $4.1 million for Holdings and $1.5 million for Enterprises as compared to providing cash of $29.9 million for Holdings and $28.1 million for Enterprises for the year ended March 31, 2002. As a result, net cash provided by operating activities were $6.3 million for Holdings and $5.8 million for Enterprises in fiscal 2003 as compared to $32.5 million for Holdings and $33.3 million for Enterprises in fiscal 2002. Investing activities, which principally consisted of the acquisitions of plant and equipment in both fiscal years resulted in a use of cash of approximately $500,000 and $1.9 million for both Holdings and Enterprises for the years ended March 31, 2003 and 2002, respectively. During the year ended March 31, 2003, financing activities, which principally consisted of $3.2 million of repayments under the credit agreement by Holdings and Enterprises, and debt modification costs of approximately $600,000 for Holdings, utilized cash of $3.8 million for Holdings and $3.3 million for Enterprises. During the year ended March 31, 2002, financing activities, which principally consisted of the repayment of $36.4 million under the credit agreement by Holdings and Enterprises, offset by a $1.6 million payment from the interest escrow account by Holdings and debt modification costs of approximately $700,000 for Holdings, utilized cash of $35.5 million for Holdings and $36.4 million for Enterprises. The amounts repaid under the credit agreement during the years ended March 31, 2003 and 2002, include the utilization of approximately $500,000 and $6.8 million, respectively, of cash surrender value available under Millbrook's deferred compensation arrangements.

         At March 31, 2003, outstanding borrowings under the credit agreement were $60.0 million. Under the terms of the credit agreement, substantially all of Millbrook's assets and the accounts receivable and inventory of Manischewitz are pledged to provide collateral for borrowings and Enterprises is restricted from making distributions to Holdings to pay dividends. At March 31, 2003, Millbrook and Manischewitz had approximately $6.5 million of cash and approximately $14.0 million of available borrowing capacity under the credit agreement. In addition, there were approximately $7.2 million of cumulative unpaid dividends on Holdings' series A and series B preferred stock.

         At March 31, 2003, the Company's balance sheets include a $10.7 million deferred income tax liability related to the taxable temporary differences resulting from different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Company's tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and will not be payable unless the underlying assets are sold or an impairment is recognized for tax purposes.

         The following information provides a summary of Holdings' and Enterprises' contractual obligations and other commercial commitments as of March 31, 2003:


(Dollars in Thousands)
                                                                            Less Than                                     After 5
Contractual Obligations                                         Total        1 Year       1 - 3 Years      4-5 Years       Years
-------------------------------------------------------       --------      ---------     -----------     ----------      --------
Long-Term Debt ........................................       $165,327       $      -       $140,340       $  2,229       $ 22,758
Capital Lease Obligations .............................             89             73             16              -              -
Operating Leases ......................................         18,841          5,004          8,720          4,846            271
Unconditional Purchase Obligations ....................          2,059          2,059              -              -              -
Other Long-Term Obligations (at maturity) .............         19,479            938          2,155          1,618         14,768
                                                              --------       --------       --------       --------       --------
Total Contractual Cash Obligations ....................       $205,795       $  8,074       $151,231       $  8,693       $ 37,797
                                                              ========       ========       ========       ========       ========

                                                          Total Amounts     Less Than                                     After 5
Other Commercial Commitments                                Committed        1 Year       1 - 3 Years      4-5 Years       Years
-------------------------------------------------------   -------------     ---------     -----------     ----------      --------
Lines of Credit .......................................       $      -       $      -        $      -        $     -        $    -
Standby Letters of Credit .............................          5,616          5,616               -              -             -
Guarantees ............................................              -              -               -              -             -
Other Commercial Commitments ..........................             90             90               -              -             -
                                                              --------       --------        --------        -------        ------
Total Commercial Commitments ..........................       $  5,706       $  5,706        $      -        $     -        $    -
                                                              ========       ========        ========        =======        ======


         Holdings and Enterprises expect capital expenditure spending for the year ending March 31, 2004 to be approximately $2.0 million. Such expenditures include, among other things, leasehold improvements and the acquisition of computer equipment and software, manufacturing machinery and equipment. It is anticipated that these capital commitments for 2004 will be financed through working capital, operating leases and cash flow from operations.

         Given the continuing instability of the U.S. supermarket industry and its impact on certain of our customers, Holdings and Enterprises continue to anticipate some loss of revenues in its health and beauty care category, which tends to be more of a commodity nature, as acquirors seek to achieve consolidation synergies by utilizing existing infrastructure. These anticipated reductions in revenue, as well as unforeseen customer financial difficulties, may occur at the same time that we continue to implement our strategy of expanding the specialty food category of our business. Holdings' and Enterprises' results of operations will be dependent upon obtaining, and the timing of, increased revenues from existing and new specialty food customers in light of anticipated losses from the health and beauty care category and unforeseen customer financial difficulties. While Holdings and Enterprises believe the transition of a greater percentage of their composite business to the specialty food category can be accomplished by increasing sales to existing customers and obtaining new customers, there can be no assurance that Holdings and Enterprises can accomplish the goals of their strategy.

         Effective May 1, 2002, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (a) reduces the interest rate to 6% per annum, (b) extends their maturity date from May 1, 2008 to May 1, 2010 and (c) increases the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. Holdings, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. On November 1, 2002 and May 1, 2003, Holdings elected to defer the cash payment of interest on its 6% Notes.

         Interest payments on the senior notes and borrowings under the credit agreement represent significant obligations of Holdings, Enterprises and their subsidiaries. The primary source of liquidity of Holdings and Enterprises will be cash flows from the operations of Millbrook and Manischewitz and borrowings under the credit agreement. Subject to the preceding discussion, Holdings and Enterprises believe that, based upon current and anticipated financial performance, asset sales, cash flows from operations and borrowings under the credit agreement will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest payments on the senior notes. However, the aforementioned capital requirements of Holdings and Enterprises may change. The Companies are in compliance with the covenants contained in the credit agreement and the indentures relating to the senior notes and expect to be in compliance in the future. At March 31, 2003, Holdings and Enterprises had total outstanding indebtedness of $165.3 million and $140.3 million, respectively. The ability of Holdings and Enterprises to satisfy capital requirements, to borrow under the credit agreement and to repay or refinance the senior notes will depend on the future financial performance of Holdings and Enterprises, which in turn will be subject to general economic conditions and to financial, business and other factors, including factors beyond Holdings' and Enterprises' control.

Effects of Inflation and Other Matters

         For the year ended March 31, 2003, Holdings' and Enterprises' cost of product remained relatively stable. To the extent possible, Holdings' and Enterprises' objective is to offset the impact of inflation through productivity enhancements, cost reductions and price increases.

         Holdings and Enterprises are not involved in any significant environmental matters.

         Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. We adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 did not have a material impact on our financial position or overall trends in results of operations and has not resulted in significant changes to our financial risk management practices.

         Emerging Issues Task Force ("EITF") Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" was issued in September 2000. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. We adopted EITF No. 00-25 effective April 1, 2001. The adoption of EITF No. 00-25 did not have a material impact on our overall trends in results of operations.

         SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. We adopted SFAS No. 143 and 144 effective April 1, 2002. The adoption of SFAS No. 143 and 144 did not have a material impact on our financial position or overall trends in results of operations.

         SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. We will adopt SFAS No. 145 when it becomes effective.

         SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. The Companies will adopt SFAS No. 146 for any future exit or disposal activities.

         SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 will not have a material impact on our financial position or overall trends in results of operations and will not result in any significant change to our financial risk management practices.

         SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for instruments entered into or modified after May 15, 2003. SFAS No. 150 requires that certain financial instruments including mandatorily redeemable instruments and forward purchase contracts be reported as liabilities by their issuers. We will adopt SFAS No. 150 when it becomes effective.

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

         The Companies' operating subsidiaries, Millbrook and Manischewitz, generate 90% of their revenues from customers in the U.S. supermarket industry.

         Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method.

         Revenue Recognition - Revenue is recognized when products are shipped or services are provided to customers. Provisions for returns, rebates and allowances and bad debts are based upon historical experience and known events.

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

         Among the factors that could cause actual outcomes or results to differ materially from what is expressed in these forward-looking statements are changes in the demand for, supply of, and market prices of Holdings' and Enterprises' products, the financial condition of customers, the action of current and potential new competitors, the continuing instability of the U.S. supermarket industry, changes in technology and economic conditions.

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

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrants

         The directors and executive officers of Holdings and Enterprises, and where indicated, the senior executive officer of each of Millbrook and Manischewitz is as set forth in the table below:


Name                      Age     Position
----                      ---     --------
Richard A. Bernstein*      56     Chairman, President, Chief Executive Officer and Director
Lewis J. Korman*           58     Vice Chairman and Director
Steven M. Grossman*        42     Executive Vice President, Chief Financial Officer, Treasurer and
                                  Director
James A. Cohen, Esq.*      57     Senior Vice President - Legal Affairs and Secretary and Director
                                  of Enterprises
Ira A. Gomberg*            59     Senior Vice President
Hal B. Weiss*              46     Assistant Treasurer
Richard H. Hochman         57     Director of Holdings
Jenny Morgenthau           58     Director of Holdings
Michael A. Pietrangelo     61     Director of Holdings

Senior executive officer of Millbrook:
Robert A. Sigel            49     President and  Chief Executive Officer of Millbrook and Executive
                                  Vice President and Director of Holdings

Senior executive officer of Manischewitz:
Bruce W. Glickstein        57     President and Chief Executive Officer of Manischewitz and Director
                                  of Holdings

* Titles of these individuals are the same for Holdings and Enterprises unless otherwise specified.

         Richard A. Bernstein has served as Chairman, President and Chief Executive Officer of Holdings and Enterprises and as a director of Enterprises since its inception in March, 1998 and of Holdings since its inception in May, 1996. In addition to his positions with Holdings and Enterprises, Mr. Bernstein is a member of the Board of Directors and Chairman of Millbrook and is the Chairman and Manager of Manischewitz. Mr. Bernstein is Chairman and Manager of RABCO Luxury Holdings LLC, a New York limited liability company ("RABCO"), a diversified holding entity for luxury products, which has the exclusive right, through its subsidiaries, to distribute watches and timepieces for several watch brands in the United States, Canada, Mexico and throughout the Caribbean. Mr. Bernstein is also President of P&E Properties, Inc., a private commercial real estate ownership/management company of which Mr. Bernstein is the sole shareholder. Mr. Bernstein was the Chairman and Chief Executive Officer and a director of Western Publishing Group, Inc. from 1984 to May 1996. Mr. Bernstein also served as Chairman of the Board and Chief Executive Officer of RABCO Health Services, Inc. and General Medical Corporation, a medical and surgical supply distribution company, from April 1987 through August 1993, and Chairman and Chief Executive Officer of Harris Wholesale Company, a pharmaceutical and health and beauty care distribution company, from 1989 through May 1992. Mr. Bernstein is a trustee of New York University and a Director and Vice President of the Police Athletic League. He also devotes substantial time to other business and charitable activities.

         Lewis J. Korman has been Vice Chairman of Holdings and Enterprises since their inception and is a director of Holdings and Enterprises. Mr. Korman is also a member of the Board of Managers of Manischewitz. He also is a principal in or serves as a consultant to companies involved in the entertainment industry. Mr. Korman is a principal in and a member of the Board of Managers of a non-affiliated company which provides, through on-line and traditional publishing channels, preparation and testing for (i) occupations which require certification, and (ii) students and schools where standardized examinations are administered for assessment or advancement. Prior to joining Holdings in January 1997, Mr. Korman was President and Chief Operating Officer of Savoy Pictures Entertainment, Inc. from its founding in 1992 until its merger with Silver King Communications, Inc. in December 1996. Prior thereto, Mr. Korman was Senior Vice President and Chief Operating Officer of Columbia Pictures Entertainment, Inc. and Chairman of its Motion Picture Group until its sale to Sony Corporation at the end of 1989.

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

         Michael A. Pietrangelo is of Counsel in the Memphis, Tennessee law firm of Pietrangelo Cook PLC, which he joined in February 1998. Previously, Mr. Pietrangelo was President of Johnson Products Co., a subsidiary of IVAX Corporation that manufactured and sold cosmetic and health and beauty care products, principally intended for the African-American consumer. Mr. Pietrangelo also has held a number of executive positions in the consumer products industry at Schering-Plough Corporation, including President of the Personal Care Products Group, and has served as President and Chief Operating Officer of Western Publishing Group, Inc. and President and Chief Executive Officer of Cleo, Inc., a subsidiary of Gibson Greetings, Inc. Mr. Pietrangelo also serves on the Board of Directors of Medicis Pharmaceutical Corporation, a New York Stock Exchange company.

         Robert A. Sigel has been President, Chief Executive Officer and director of Millbrook since it was acquired by Holdings from McKesson in March 1997. Mr. Sigel became a director of Holdings in March 1999 and an Executive Vice President of Holdings in June 2002. Mr. Sigel has been associated with Millbrook's business since 1977, having served as Vice President, Sales and Merchandising, Executive Vice President, President and Chief Executive Officer of Millbrook Distributors, Inc. and President and Chief Executive Officer of the service merchandising division of McKesson, which became the current Millbrook. From 1995 through March 1997, Mr. Sigel also served as a Corporate Vice President of McKesson and on McKesson's Management Board.

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

         None of Holdings, Enterprises, Millbrook or Manischewitz pays a salary to Messrs. Bernstein, Grossman and Cohen. Enterprises reimburses P&E Properties, Inc., an entity of which Mr. Bernstein is the sole shareholder ("P&E Properties"), for providing various services, including executive services rendered by certain of its executive officers. Although Mr. Bernstein does not receive any salary from P&E Properties, a portion of these amounts may be deemed indirect compensation to Mr. Bernstein. Messrs. Grossman and Cohen receive a salary from P&E Properties for executive services rendered to Holdings, Enterprises, Millbrook and Manischewitz. See "Certain Relationships and Related Transactions - Related Party Transactions" on page 28.


                                                                                               Long-Term
                                                                                              Compensation
                                                                Annual Compensation           ------------
                                                             --------------------------       Options/SARs
         Name and Principal Position               Year      Salary ($)(1)(2)  Bonus ($)           (#)
         ---------------------------               ----      ----------        ---------      -------------
         Holdings and Enterprises

         Richard A. Bernstein                      2003      $       --         $     --              --
              Chairman, President and Chief        2002      $       --         $     --              --
              Executive Officer                    2001      $       --         $     --              --

         Steven M. Grossman                        2003      $295,750           $     --              --
              Executive Vice President,            2002      $295,750           $     --              --
              Chief Financial Officer and          2001      $260,000           $     --              --
              Treasurer

         James A. Cohen                            2003      $234,000           $     --              --
              Senior Vice President - Legal        2002      $234,000           $     --              --
              Affairs                              2001      $214,500           $     --              --

         Millbrook

         Robert A. Sigel                           2003      $475,000           $     --              --
              Chief Executive Officer              2002      $445,000           $     --              --
              and President of Millbrook           2001      $400,465           $     --              --

         Manischewitz

         Bruce W. Glickstein                       2003      $250,844           $     --              --
         Chief Executive Officer                   2002      $ 48,077(3)        $     --              --
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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table contains, as of March 31, 2003, information regarding the beneficial ownership of the common stock and preferred stock of
Holdings:

         (1) by each person who is known by Holdings to own beneficially more than 5% of the outstanding shares of common stock or preferred stock of Holdings;

         (2)      by each of the directors and executive officers of Holdings;
                  and

         (3) by all directors and executive officers of Holdings as a group.

         Based on information furnished by those owners, we believe that the beneficial owners of the securities listed below have investment and voting power for all the shares of common stock and preferred stock of Holdings shown as being beneficially owned by them. The securities are subject to the voting agreement described under the heading "Certain Relationships and Related Transactions--Voting Agreement" on page 27. Holdings owns 200 shares of the common stock of Enterprises, which represents all of the issued and outstanding capital stock of Enterprises.


                                                                  Number of                  Number of
                                                                  Shares of    Percentage    Shares of    Percentage
                                      Number of                   Series A      of Total      Series B     of Total
                                      Shares of    Percentage     Preferred     Shares of    Preferred     Shares of
                                    Common Stock    of Total      Stock of      Series A      Stock of     Series B
                                     of Holdings    Shares of     Holdings      Preferred     Holdings     Preferred
Name of                             Beneficially  Common Stock  Beneficially    Stock of    Beneficially   Stock of
Beneficial Owner                        Owned      of Holdings      Owned       Holdings       Owned       Holdings
----------------                    ------------  ------------  ------------   -----------  ------------   ---------
Richard A. Bernstein...............     42,500          40.4%        12,500        50.0%         1,000       100.0%
Robert A. Sigel....................      6,600           6.3            250         1.0
James A. Cohen, Esq................      3,610           3.4            150          .6
Steven M. Grossman.................      3,490           3.3            100          .4
Lewis J. Korman....................      3,450           3.3            500         2.0
Ira A. Gomberg.....................      2,850           2.7            250         1.0
Bruce W. Glickstein................      2,500           2.4             --         --
Hal B. Weiss.......................      1,460           1.4            150          .6
Richard H. Hochman.................      1,200           1.2            500         2.0
Michael A. Pietrangelo.............        360            .3            150          .6
Jenny Morgenthau...................        300            .3            125          .5
All directors and executive
officers as a group (11 persons)...     68,320          65.0%        14,675        58.7%         1,000       100.0%



Name of                                                Address of
Beneficial Owner                                       Beneficial Owner
----------------                                       ----------------
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

Bruce W. Glickstein..................................  The B. Manischewitz Company, LLC
                                                       One Manischewitz Plaza
                                                       Jersey City, New Jersey 07302

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

         The voting agreement shall terminate on the earliest of (i) the date a stockholder, and that stockholder's heirs, personal representatives, donees and trustees of any trusts in which that stockholder has an interest, during the stockholder's life or when he or she dies, ceases to own any of the shares of Holdings; (ii) the date on which the common stock of Holdings is listed or admitted to trade on any national securities exchange or is quoted on the NASDAQ system or similar means; or (iii) March 31, 2007.

Related Party Transactions

         At the time of the acquisition of Millbrook by Holdings and the acquisition of Manischewitz by Enterprises, Millbrook and Manischewitz entered into separate arrangements with P&E Properties. In these arrangements, Millbrook agreed to pay a quarterly management fee of $100,000 and Millbrook and Manischewitz agreed to reimburse P&E Properties for providing various services, including executive services and out-of-pocket and other expenses incurred on Millbrook's and Manischewitz' behalf. These services include among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For the year ended March 31, 2003, P&E Properties was (i) paid $400,000 in management fees by Millbrook; (ii) reimbursed $1,100,000 for services provided to Millbrook; and (iii) reimbursed $540,000 for services provided to Manischewitz. The aforementioned fees include the reimbursement for executive salaries disclosed in Item 11 on page 24.

         The services provided are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided. In addition, in fiscal 2003, Millbrook and Manischewitz reimbursed P&E Properties approximately $103,000 and $23,000, respectively for use of an airplane owned by P&E Properties. When commercial flights were reasonably available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

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

Item 14. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         As required by new Rule 13a - 14 under the Securities Exchange Act of 1934, within 90 days prior to the date of this report, the Companies carried out an evaluation under the supervision and with the participation of the Companies' management, including the Companies' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Companies' disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Companies' disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Companies in the reports it files or submits under the Securities Exchange Act is included in such reports.

         (b) Changes in internal controls

         There were no significant changes in the Companies' internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) 1. The Financial Statements listed in the accompanying Index to Financial Statements and Schedules are filed as part of this report.
                2. The exhibits listed in the accompanying Index to Exhibits are filed as part of this report.
         (b)    Reports on Form 8-K filed in Fourth Quarter of fiscal 2003.
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

                3.1               Certificate of Incorporation  of R.A.B.
                                  Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement).

                Exhibit No.       Description of Document
                -----------       -----------------------
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

                4.1.1 Amended and Restated Indenture, dated as of May 1, 1998, Amended and Restated as of May 1, 2002, between R.A.B. Holdings, Inc., and JPMorgan Chase Bank, as Trustee (incorporated by reference to Exhibit 4.1.1 to the Registrants' Annual Report on Form 10-K for the fiscal year 2002 (the "2002 Form 10-K")).

                Exhibit No.       Description of Document
                -----------       -----------------------
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

                4.3.1 Form of 6% Senior Note of R.A.B. Holdings, Inc., due 2010, dated May 1, 2002 (incorporated by reference to Exhibit 4.3.1 to the 2002 Form 10-K).

                4.3.2 Form of 13% Senior Note of R.A.B. Holdings, Inc., due 2008, dated May 1, 2002 (incorporated by reference to Exhibit 4.3.2 to the 2002 Form 10-K).

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

                4.10 Form of Warrant to Purchase Common Stock of R.A.B. Holdings, Inc., dated as of May 1, 2002 (incorporated by reference to Exhibit 4.10 to the 2002 Form 10-K).

                Exhibit No.       Description of Document
                -----------       -----------------------
                4.11              Form of Securityholders Agreement, dated as of
                                  May 1, 2002, by and among R.A.B. Holdings,
                                  Inc., Mr. Richard A. Bernstein and each
                                  securityholder which is a party thereto
                                  (incorporated by reference to Exhibit 4.11 to the 2002 Form 10-K).

                4.12 Form of Registration Rights Agreement, dated as of May 1, 2002 by and among R.A.B. Holdings and each securityholder which is a party thereto (incorporated by reference to Exhibit
                                  4.12 to the 2002 Form 10-K).

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

                Exhibit No.       Description of Document
                -----------       -----------------------
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

                10.1.11 Amendment and Consent dated as of April 30, 2002 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.11 to the 2002 Form 10-K).

                10.1.12 Amendment Agreement dated as of October 31, 2001 to the Amended and Restated Credit Agreement, dated as of May 1, 1998 (incorporated by reference to Exhibit 10.1.12 to the 2002 Form 10-K).

              * 10.1.13           Amendment Agreement dated as of February 14,
                                  2003 to the Amendment and Restated Credit
                                  Agreement, dated as of May 1, 1998.

                10.2 Stock Purchase Agreement dated as of February 21, 1997 between R.A.B. Holdings, Inc. and McKesson Corporation (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement, filed on December 29, 1998).

                10.3 Pledge Agreement dated as of September 14, 2001, by and between Holdings and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.3 to the 2002 Form 10-K).

                10.4 Non-Recourse Pledge Agreement and Irrevocable Proxy dated as of October 31, 2001, by and between MANO Holdings Corporation and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.4 to the 2002 Form 10-K).

                10.5 Second Amended and Restated Non-Recourse Pledge Agreement and Irrevocable Proxy dated as of October 31, 2001, by and between R.A.B. Enterprises, Inc., and The Chase Manhattan Bank (incorporated by reference to Exhibit
                                  10.5 to the 2002 Form 10-K).

                10.6 Amended and Restated Security Agreement, dated as of October 31, 2001, by and among Manischewitz and The Chase Manhattan Bank (incorporated by reference to Exhibit 10.6 to the 2002 Form 10-K).

                21.1 List of subsidiaries of the Co-Registrants (incorporated by reference to Exhibit 21.1 to the Registration Statement).

                Exhibit No.       Description of Document
                -----------       -----------------------
                * 99.1            Certification pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002 by Chief Executive
                                  Officer.

                * 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.



                * Filed herewith.


         (d)    Financial Statement Schedules.
                The financial statements schedules are listed in the accompanying Index to Financial Statements and Schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 24th day of June, 2003.

                                        R.A.B HOLDINGS, INC.


                                       /s/ Richard A. Bernstein
                                       ----------------------------------------
                                       Richard A. Bernstein, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ Richard A. Bernstein                   Chairman, President, Chief Executive Officer         June 24, 2003
----------------------------------------   and Director (principal executive officer)
Richard A. Bernstein


/s/ Steven M. Grossman                     Executive Vice President, Chief Financial            June 24, 2003
----------------------------------------   Officer, Treasurer and Director
Steven M. Grossman                              (principal financial and accounting officer)


/s/ Lewis J. Korman                        Vice Chairman and Director                           June 24, 2003
----------------------------------------
Lewis J. Korman

/s/ Robert A. Sigel                        Executive Vice President and Director                June 24, 2003
----------------------------------------
Robert A. Sigel

/s/ Bruce W. Glickstein                    Director                                             June 24, 2003
----------------------------------------
Bruce W. Glickstein

/s/ Richard H. Hochman                     Director                                             June 24, 2003
----------------------------------------
Richard H. Hochman

/s/ Jenny Morgenthau                       Director                                             June 24, 2003
----------------------------------------
Jenny Morgenthau

/s/ Michael A. Pietrangelo                 Director                                             June 24, 2003
----------------------------------------
Michael A. Pietrangelo



Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of New York, state of New York on the 24th day of June, 2003.

                                           R.A.B ENTERPRISES, INC.


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


/s/ Richard A. Bernstein                   Chairman, President, Chief Executive Officer         June 24, 2003
----------------------------------------   and Director
Richard A. Bernstein                            (principal executive officer)


/s/ Steven M. Grossman                     Executive Vice President, Chief Financial            June 24, 2003
----------------------------------------   Officer, Treasurer and Director
Steven M. Grossman                              (principal financial and accounting officer)


/s/ Lewis J. Korman                        Vice Chairman and Director                           June 24, 2003
----------------------------------------
Lewis J. Korman

/s/ James A. Cohen                         Senior Vice President - Legal Affairs,               June 24, 2003
----------------------------------------   Secretary and Director
James A. Cohen



Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not registered securities pursuant to
Section 12 of the Act.

No annual report or proxy material has been sent to security holders of each registrant.

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Richard A. Bernstein, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2003 by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 24, 2003                              /s/ Richard A. Bernstein
                                           --------------------------
                                           Richard A. Bernstein
                                           Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Steven M. Grossman, certify that:

1. I have reviewed this annual report on Form 10-K for the year ended March 31, 2003 by R.A.B. Holdings, Inc., a Delaware corporation ("Holdings"), and R.A.B. Enterprises, Inc., a Delaware corporation ("Enterprises" and, together with Holdings, the "Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


June 24, 2003                  /s/ Steven M. Grossman
                               ----------------------
                               Steven M. Grossman
                               Chief Financial Officer

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES




Financial Statements                                                                                                   Page
--------------------                                                                                                   ----
Consolidated Financial Statements of R.A.B. Holdings, Inc. And Subsidiaries and
    R.A.B. Enterprises, Inc. And Subsidiaries
  Independent Auditors' Report.................................................................................         F-2
  Consolidated Balance Sheets as of March 31, 2003 and 2002....................................................         F-3
  Consolidated Statements of Operations for the Years Ended
     March 31, 2003, 2002 and 2001.............................................................................         F-4
  Consolidated Statements of Stockholders' (Deficit) Equity (Holdings) for the Years Ended
     March 31, 2003, 2002 and 2001.............................................................................         F-5
  Consolidated Statements of Stockholder's Equity (Enterprises) for the Years Ended
     March 31, 2003, 2002 and 2001.............................................................................         F-6
  Consolidated Statements of Cash Flows for the Years Ended
     March 31, 2003, 2002 and 2001.............................................................................         F-7
  Notes to Consolidated Financial Statements...................................................................         F-8

  Schedules
  ---------
    I - Condensed Financial Information of Registrants.........................................................         S-1
    II - Valuation and Qualifying Accounts.....................................................................         S-5


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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of R.A.B. Holdings, Inc.
New York, New York

To the Board of Directors and Stockholder of R.A.B. Enterprises, Inc.
New York, New York

We have audited the accompanying consolidated financial statements and financial statement schedules of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. (a wholly-owned subsidiary of R.A.B. Holdings, Inc.) (collectively the "Companies") and its subsidiaries listed in the foregoing index. These financial statements and financial statement schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial positions of R.A.B. Holdings, Inc. and subsidiaries and R.A.B. Enterprises, Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Companies changed their method of accounting for goodwill and other intangible assets during the year ended March 31, 2003 to conform to Statement of Financial Accounting Standards No. 142.



DELOITTE & TOUCHE LLP

June 19, 2003
New York, New York

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)


-------------------------------------------------------------------------------


March 31,                                                                               2003                       2002
---------------------------------------------------------------------       ---------------------------  --------------------------
                                                                              Holdings      Enterprises   Holdings      Enterprises
                                                                             ---------     ------------  ----------     ------------
                                      ASSETS
Current assets:
  Cash                                                                      $   6,452      $   6,444      $   4,526      $   4,456
  Accounts receivable, net                                                     38,352         38,352         38,058         38,058
  Inventories                                                                  50,960         50,960         59,006         59,006
  Other current assets                                                          6,653         12,205         11,649         15,889
                                                                            ---------      ---------      ---------      ---------
     Total current assets                                                     102,417        107,961        113,239        117,409
Other assets                                                                    4,453          3,318          5,134          3,433
Property, plant and equipment, net                                             25,285         25,285         29,486         29,486
Goodwill                                                                       50,010         50,010         74,240         74,240
Intangibles, net                                                               39,962         39,962         40,005         40,005
                                                                            ---------      ---------      ---------      ---------

Total assets                                                                $ 222,127      $ 226,536      $ 262,104      $ 264,573
                                                                            =========      =========      =========      =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Current maturities of long-term debt                                      $       -      $       -      $   2,767      $   2,767
  Accounts payable                                                             34,347         34,347         41,421         41,421
  Other current liabilities                                                    22,288         22,944         22,945         22,809
                                                                            ---------      ---------      ---------      ---------
     Total current liabilities                                                 56,635         57,291         67,133         66,997
Noncurrent liabilities:
  Long-term debt                                                              165,327        140,340        165,825        140,825
  Deferred compensation                                                         9,044          9,044          9,238          9,238
  Deferred income taxes                                                        10,662         10,662          7,640          7,640
  Other liabilities                                                             8,830          8,830          7,015          7,015
                                                                            ---------      ---------      ---------      ---------
     Total noncurrent liabilities                                             193,863        168,876        189,718        164,718

Commitments and contingencies

Stockholders' (deficit) equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
   24,875 shares of Series A issued and outstanding                            12,344              -         12,344              -
   1,000 shares of Series B issued and outstanding                                500              -            500              -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
   and 200 shares authorized, issued 105,100 shares and
   200 shares                                                                       1              -              1              -
  Notes receivable from stock sales                                               (92)             -           (195)             -
  Additional paid-in capital                                                    2,622         39,482            373         39,482
  Retained earnings (deficit)                                                 (39,564)       (34,936)        (6,197)        (5,052)
  Accumulated other comprehensive loss                                         (4,177)        (4,177)        (1,572)        (1,572)
                                                                            ---------      ---------      ---------      ---------
                                                                              (28,366)           369          5,254         32,858
  Less common stock in treasury 4,600 shares and 600 shares                         5              -              1              -
                                                                            ---------      ---------      ---------      ---------
     Total stockholders' (deficit) equity                                     (28,371)           369          5,253         32,858
                                                                            ---------      ---------      ---------      ---------

Total liabilities and stockholders' (deficit) equity                        $ 222,127      $ 226,536      $ 262,104      $ 264,573
                                                                            =========      =========      =========      =========




                See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------

For the years ended March 31,                                    2003                     2002                     2001
---------------------------------------------------     -----------------------  ------------------------   -----------------------
                                                        Holdings    Enterprises   Holdings    Enterprises   Holdings    Enterprises
                                                        ---------   -----------  ----------   -----------   ---------   -----------
Revenues                                                $ 508,082    $ 508,082    $ 596,302    $ 596,302    $ 652,331    $ 652,331

Costs and expenses:
  Cost of sales                                           384,898      384,898      448,637      448,637      489,608      489,608
  Selling                                                  39,733       39,733       51,398       51,398       59,032       59,032
  Distribution and warehousing                             45,520       45,520       54,108       54,108       59,797       59,797
  General and administrative                               24,846       24,739       28,021       27,955       31,069       30,992
  Amortization of intangibles                                  43           43        4,213        4,213        4,067        4,067
                                                        ---------    ---------    ---------    ---------    ---------    ---------

     Total costs and expenses                             495,040      494,933      586,377      586,311      643,573      643,496
                                                        ---------    ---------    ---------    ---------    ---------    ---------



Operating income                                           13,042       13,149        9,925        9,991        8,758        8,835


Interest expense, net                                      16,771       14,495       19,047       15,722       20,357       17,193
                                                        ---------    ---------    ---------    ---------    ---------    ---------


Loss before provision (benefit) for income taxes           (3,729)      (1,346)      (9,122)      (5,731)     (11,599)      (8,358)


Provision (benefit) for income taxes                        4,908        4,308       (2,602)      (1,642)      (3,411)      (2,139)
                                                        ---------    ---------    ---------    ---------    ---------    ---------


Loss before extraordinary items and cumulative
  effect of change in accounting principle                 (8,637)      (5,654)      (6,520)      (4,089)      (8,188)      (6,219)


Extraordinary loss on modification of debt                   (500)           -            -            -            -            -


Extraordinary gain on early extinguishment of debt,
  net of income taxes of $2.1 million                           -            -            -            -        3,194        3,194
                                                        ---------    ---------    ---------    ---------    ---------    ---------


Loss before cumulative effect of change
  in accounting principle                                  (9,137)      (5,654)      (6,520)      (4,089)      (4,994)      (3,025)


Cumulative effect of change in accounting principle       (24,230)     (24,230)           -            -            -            -
                                                        ---------    ---------    ---------    ---------    ---------    ---------


Net loss                                                $ (33,367)   $ (29,884)   $  (6,520)   $  (4,089)   $  (4,994)   $  (3,025)
                                                        =========    =========    =========    =========    =========    =========


        See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(In thousands except for share data)
-------------------------------------------------------------------------------

For the years ended March 31,                                        2003                     2002                   2001
----------------------------------------------------------  ---------------------    ----------------------  ----------------------
                                                              Shares     Amounts      Shares       Amounts    Shares       Amounts
                                                            ----------  ---------    ---------   ----------  ---------   ----------
Preferred stock, $500 par value, 100,000
  shares authorized:
     Series A:
        Balance at beginning of period                          24,875  $  12,344       24,875   $  12,344      24,875   $  12,344
        Issuance of stock                                            -          -            -           -           -           -
                                                             ---------  ---------    ---------   ---------   ---------   ---------
        Balance at end of period                                24,875     12,344       24,875      12,344      24,875      12,344
                                                             ---------  ---------    ---------   ---------   ---------   ---------
  Series B:
     Balance at beginning of period                              1,000        500        1,000         500       1,000         500
     Issuance of stock                                               -          -            -           -           -           -
                                                             ---------  ---------    ---------   ---------   ---------   ---------
     Balance at end of period                                    1,000        500        1,000         500       1,000         500
                                                             ---------  ---------    ---------   ---------   ---------   ---------

Common stock, $.01 par value, 1,000,000 shares authorized:
     Balance at beginning of period                            105,100          1      105,100           1     105,100           1
     Issuance of stock                                               -          -            -           -           -           -
                                                             ---------  ---------    ---------   ---------   ---------   ---------
     Total                                                     105,100          1      105,100           1     105,100           1
                                                             ---------  ---------    ---------   ---------   ---------   ---------
     Treasury shares at beginning of period                       (600)        (1)      (2,000)         (2)       (700)         (1)
     Purchase of treasury shares                                (6,300)        (6)      (5,900)         (6)     (5,900)         (6)
     Issuance of stock                                           2,300          2        7,300           7       4,600           5
                                                             ---------  ---------    ---------   ---------   ---------   ---------
     Treasury shares at end of period                           (4,600)        (5)        (600)         (1)     (2,000)         (2)
                                                             ---------  ---------    ---------   ---------   ---------   ---------
     Balance at end of period                                  100,500         (4)     104,500           -     103,100          (1)
                                                             ---------  ---------    ---------   ---------   ---------   ---------

Notes receivable from stock sales:
     Balance at beginning of period                                          (195)                    (267)                   (215)
     Repayment (issuance) of notes                                            103                       72                     (52)
                                                                        ---------                ---------               ---------
     Balance at end of period                                                 (92)                    (195)                   (267)
                                                                        ---------                ---------               ---------

Additional paid-in capital:
     Balance at beginning of period                                           373                      436                     428
     Issuance of warrants                                                   2,357                        -                       -
     (Purchase) issuance of treasury shares
       and common stock                                                      (108)                     (63)                      8
                                                                        ---------                ---------               ---------
     Balance at end of period                                               2,622                      373                     436
                                                                        ---------                ---------               ---------

Retained earnings (deficit):
     Balance at beginning of period                                        (6,197)                     323                   5,317
     Net loss                                                             (33,367)                  (6,520)                 (4,994)
                                                                        ---------                ---------               ---------
     Balance at end of period                                             (39,564)                  (6,197)                    323
                                                                        ---------                ---------               ---------

Accumulated other comprehensive (loss) income:
     Unrealized gain on securities
      available-for-sale                                                      165                       25                     196
     Minimum pension liability adjustment                                  (4,342)                  (1,597)                 (1,142)
                                                                        ---------                ---------               ---------
     Accumulated other comprehensive loss                                  (4,177)                  (1,572)                   (946)
                                                                        ---------                ---------               ---------

Total stockholders' (deficit) equity                                    $ (28,371)               $   5,253               $  12,389
                                                                        =========                =========               =========

     See notes to Consolidated Financial Statements

R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands except for share data)
-------------------------------------------------------------------------------


For the years ended March 31,                                       2003                    2002                     2001
----------------------------------------------------------  --------------------     -------------------      -------------------
                                                              Shares     Amounts      Shares     Amounts       Shares     Amounts
                                                            --------    --------     --------    -------      --------    -------
Common stock, $1.00 par value, 200
   shares authorized:
     Balance at beginning of period                              200    $      -          200    $      -          200    $      -
                                                            --------    --------     --------    --------     --------    --------
     Balance at end of period                                    200           -          200           -          200           -
                                                            --------    --------     --------    --------     --------    --------

Additional paid-in capital:
     Balance at beginning of period                                       39,482                   39,482                   39,482
                                                                        --------                 --------                 --------
     Balance at end of period                                             39,482                   39,482                   39,482
                                                                        --------                 --------                 --------

Retained earnings (deficit):
     Balance at beginning of period                                       (5,052)                    (963)                   2,062
     Net loss                                                            (29,884)                  (4,089)                  (3,025)
                                                                        --------                 --------                 --------
     Balance at end of period                                            (34,936)                  (5,052)                    (963)
                                                                        --------                 --------                 --------

Accumulated other comprehensive (loss) income:
     Unrealized gain on securities
        available-for-sale                                                   165                       25                      196
     Minimum pension liability adjustment                                 (4,342)                  (1,597)                  (1,142)
                                                                        --------                 --------                 --------
     Accumulated other comprehensive loss                                 (4,177)                  (1,572)                    (946)
                                                                        --------                 --------                 --------

Total stockholder's equity                                              $    369                 $ 32,858                 $ 37,573
                                                                        ========                 ========                 ========





     See notes to Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------

For the years ended March 31,                                          2003                   2002                    2001
---------------------------------------------------------     ----------------------  ----------------------  ----------------------
                                                               Holdings  Enterprises  Holdings   Enterprises  Holdings   Enterprises
                                                              ---------  -----------  --------   -----------  ---------  -----------
Cash flows from operating activities:
  Net loss                                                    $(33,367)   $(29,884)   $ (6,520)   $ (4,089)   $ (4,994)   $ (3,025)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating activities:
  Depreciation and amortization                                  6,192       5,786       6,305       6,206       6,955       6,849
  Amortization of intangibles                                       43          43       4,213       4,213       4,067       4,067
  Loss on impairment of assets held for sale                         -           -           -           -         370         370
  Extraordinary loss on modification of debt                       500           -           -           -           -           -
  Extraordinary gain on early extinguishment of debt,
     net of income taxes                                             -           -           -           -      (3,194)     (3,194)
  Cumulative effect of change in accounting principle           24,230      24,230           -           -           -           -
  (Gain) loss on disposition of equipment                          (65)        (65)        (63)        (63)         74          74
  Deferred income taxes                                          4,701       4,234      (1,321)     (1,054)     (1,000)       (800)
Changes in assets and liabilities:
  Accounts receivable                                             (294)       (294)     14,990      14,990       8,544       8,544
  Inventories                                                    8,046       8,046      13,549      13,549      (1,467)     (1,467)
  Other current assets                                           4,996       3,684         838      (1,735)       (789)     (3,190)
  Accounts payable                                              (7,074)     (7,074)     (4,309)     (4,309)    (11,754)    (11,754)
  Other current liabilities                                      1,298       2,090        (476)        (88)     (6,021)     (4,668)
  Other assets and liabilities                                  (2,948)     (5,037)      5,250       5,635      (4,865)     (2,606)
                                                              --------    --------    --------    --------    --------    --------

Net cash provided by (used in) operating activities              6,258       5,759      32,456      33,255     (14,074)    (10,800)
                                                              --------    --------    --------    --------    --------    --------

Cash flows from investing activities:
  Purchase of Miller Buckeye Biscuit Company, Inc.,
     net of cash acquired                                            -           -           -           -     (17,591)    (17,591)
  Purchase of Guiltless Gourmet, Inc.                                -           -           -           -      (4,894)     (4,894)
  Acquisitions of plant and equipment                             (630)       (630)     (2,019)     (2,019)     (2,682)     (2,682)
  Proceeds from disposition of equipment                           111         111          81          81         154         154
                                                              --------    --------    --------    --------    --------    --------

Net cash used in investing activities                             (519)       (519)     (1,938)     (1,938)    (25,013)    (25,013)
                                                              --------    --------    --------    --------    --------    --------

Cash flows from financing activities:
  Proceeds from repurchase of long-term debt                         -           -           -           -     (12,979)    (12,979)
  Payment of debt modification costs                              (556)          -        (768)          -           -           -
  Payments from interest escrow account                              -           -       1,625           -       3,250           -
  (Repayments) borrowings under Credit Agreement                (3,252)     (3,252)    (36,381)    (36,381)     53,694      53,694
  (Repurchase) and proceeds from issuance
     of common stock                                                (5)          -          10           -           7           -
                                                              --------    --------    --------    --------    --------    --------

Net cash (used in) provided by financing activities             (3,813)     (3,252)    (35,514)    (36,381)     43,972      40,715
                                                              --------    --------    --------    --------    --------    --------

Net increase (decrease) in cash                                  1,926       1,988      (4,996)     (5,064)      4,885       4,902

Cash, beginning of year                                          4,526       4,456       9,522       9,520       4,637       4,618
                                                              --------    --------    --------    --------    --------    --------

Cash, end of year                                             $  6,452    $  6,444    $  4,526    $  4,456    $  9,522    $  9,520
                                                              ========    ========    ========    ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest                                                     $12,659     $12,404     $17,281     $14,055     $18,907     $15,657
  Income taxes                                                 $    54     $    54     $   174     $   174     $ 4,382     $   512

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

                  Millbrook is one of the nation's largest, independent value-added distributors of specialty foods, health and beauty care products and general merchandise. Manischewitz manufactures (i) processed kosher and other ethnic foods including, among others, matzos, cake mixes, cookies, soups, noodles and processed fish products under its Manischewitz(R) brand; (ii) canned fish, vegetables and other specialty food products under its Season(R) brand; and (iii) organic baked tortilla chips, bean dips, salsas and other specialty food products under its Guiltless Gourmet(R) brand. In addition, Manischewitz licenses its name to third parties for which it receives royalties. Holdings and Enterprises are referred to collectively as the "Companies".

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

                  Fiscal Year - The Companies' fiscal years end on March 31.

                  Inventories - Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. At March 31, 2003 and 2002, the replacement cost of inventories valued using the LIFO method exceeded the net carrying amount of such inventories by approximately $987,000 and $1,240,000, respectively. For the year ended March 31, 2002, the liquidation of certain LIFO layers decreased costs of products sold by approximately $360,000.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       Summary Of Significant Accounting Policies (Continued)

                  Property, Plant and Equipment - Property, plant and equipment are recorded at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

                  Buildings and improvements...................   5- 35  years
                  Machinery and equipment......................   2- 15  years
                  Rolling stock................................   3-  8  years

                  Expenditures which significantly increase value or extend useful lives are capitalized, while ordinary maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation of assets replaced, retired or disposed of are removed from the accounts and any related gains or losses are reflected in operations.

                  Intangibles - Historically, intangibles were amortized on a straight-line basis over their estimated useful lives ranging from 4 to 40 years. Effective April 1, 2002, the Companies adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which eliminated the periodic charge to earnings for intangible amortization of goodwill and long-lived intangible assets for fiscal 2003 and future years. In addition, as required by SFAS No. 142, an initial assessment of recorded goodwill for possible impairment was conducted as of April 1, 2002. Annual testing for possible goodwill impairment will be performed as of March 31 of each year. See Note 7 for additional disclosures related to SFAS No. 142.

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

                  Revenue Recognition - Revenue is recognized when products are shipped or services are provided to customers. Provisions for returns, rebates and allowances and bad debts are based upon historical experience and known events.

                  Royalty Income - The Companies have licensing agreements under which they receive royalty payments. Royalty payments due under licensing agreements are recognized as income either based upon shipment reports from manufacturers, where available, or estimated shipments by such manufacturers.

                  Income Taxes - Deferred income taxes result primarily from temporary differences between financial and tax reporting and acquisition basis differences. The tax effects of these differences are calculated using enacted rates in effect for the year in which they are expected to reverse and are recorded as deferred tax assets and liabilities.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       Summary Of Significant Accounting Policies (Continued)

                  Comprehensive (Loss) Income - For the years ended March 31, 2003, 2002 and 2001, Holdings' and Enterprises' comprehensive (loss) income was ($35,972,000) and ($32,489,000), respectively, ($7,146,000)
         and ($4,715,000), respectively, and ($6,099,000) and ($4,130,000), respectively.

                  Accounting Pronouncements - Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 requires the recognition of all derivatives in the consolidated balance sheet as either assets or liabilities measured at fair value. The Companies adopted SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, during the year ended March 31, 2001. The adoption of SFAS No. 133 did not have a material impact on the Companies' financial position or overall trends in results of operations and has not resulted in significant changes to its financial risk management practices.

                  Emerging Issues Task Force ("EITF") Issue No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" was issued in September 2000. EITF No. 00-25 requires the reclassification of certain consideration paid to a reseller by a vendor as a reduction of income on the vendor's income statement. The Companies adopted EITF No. 00-25 effective April 1, 2001. The adoption of EITF No. 00-25 did not have a material impact on the Companies' overall trends in results of operations.

                  SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in August 2001 and is effective for fiscal years beginning after June 15, 2001. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in October 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets. The Companies adopted SFAS No. 143 and 144 effective April 1, 2002. The adoption of SFAS No. 143 and 144 did not have a material impact on the Companies' financial position or overall trends in results of operations.

                  SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. The Companies will adopt SFAS No. 145 when it becomes effective.

                  SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activities. The Companies will adopt SFAS No. 146 for any future exit or disposal activities.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


1.       Summary Of Significant Accounting Policies (Continued)

                  SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 will not have a material impact on our financial position or overall trends in results of operations and will not result in any significant change to our financial risk management practices.

                  SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for instruments entered into or modified after May 15, 2003. SFAS No. 150 requires that certain financial instruments including mandatorily redeemable instruments and forward purchase contracts be reported as liabilities by their issuers. The Companies will adopt SFAS No. 150 when it becomes effective.

2.       Formation

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

3.       Accounts Receivable

                  Accounts receivable for Holdings and Enterprises consisted of the following (in thousands):


                  March 31,                                                           2003              2002
                  --------------------------------------------------------------  -------------    -------------
                  Accounts receivable...........................................  $      40,088    $      41,479
                  Allowance for doubtful accounts...............................         (1,736)          (3,421)
                                                                                  -------------    -------------
                                                                                  $      38,352    $      38,058
                                                                                  =============    ============

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.       Inventories

                  Inventories for Holdings and Enterprises consisted of the following (in thousands):


                  March 31,                                                           2003              2002
                  --------------------------------------------------------------  -------------    -------------
                  Raw materials.................................................  $       1,849    $       1,821
                  Finished goods................................................         49,111           57,185
                                                                                  -------------    -------------
                                                                                  $      50,960    $      59,006
                                                                                  =============    =============

5.       Other Current Assets

                  During the year ended March 31, 2001, Millbrook realigned certain of its distribution operations which resulted in the closure of its Ozark, Alabama facility. The carrying amount of this asset was reduced by $370,000 to its estimated net realizable value and is classified as a component of Other Current Assets on the Companies' balance sheets as of March 31, 2003 and 2002.

6.       Property, Plant & Equipment

                  Property, plant and equipment for Holdings and Enterprises consisted of the following (in thousands):


                  March 31,                                                           2003              2002
                  --------------------------------------------------------------  -------------    -------------
                  Land..........................................................  $       2,673    $       2,673
                  Buildings and improvements....................................         15,419           15,249
                  Machinery and equipment.......................................         31,916           31,704
                  Rolling stock.................................................          2,219            2,755
                  Construction in progress......................................             33                -
                                                                                  -------------    -------------
                                                                                         52,260           52,381
                  Less accumulated depreciation and amortization................         26,975           22,895
                                                                                  -------------    -------------
                                                                                  $      25,285    $      29,486
                                                                                  =============    =============

7.       Intangibles

                  Effective April 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the year ended March 31, 2003 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles still required to be amortized under SFAS No. 142.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Intangibles (Continued)

                  With the assistance of an independent professional appraisal firm, the Companies performed impairment tests on the excess of cost over net assets acquired ("goodwill") and intangibles. The previous method for determining impairment prescribed by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," utilized an undiscounted cash flow approach for the impairment assessment, while SFAS No. 142 utilizes a fair value approach. The Companies have two reporting units (Millbrook and Manischewitz) with goodwill and intangibles, which also represent the Companies' reporting segments. Goodwill and intangibles were reviewed for impairment at the level of each reporting unit. This review indicated that the goodwill recorded at the Companies' Manischewitz subsidiary was impaired as the carrying value of the subsidiary was in excess of its estimated fair value. In determining the amount of the goodwill writedown, SFAS No. 142 requires an allocation of the estimated fair value to Manischewitz' net assets. This allocation resulted in a significant increase in the value of the subsidiary's trademarks and tradenames, which under the provisions of SFAS No. 142 may not be written up from their historical carrying value. Since the allocation process utilizes the increased value of the trademarks and tradenames in arriving at the remaining amount of goodwill to be compared to the historical carrying value of goodwill, the amount of the goodwill writedown is increased. As a result, the Companies recorded a $24.2 million non-cash charge as a cumulative effect of a change in accounting principle for the writedown of goodwill to its estimated fair value during the year ended March 31, 2003. The goodwill writedown was not deductible for income taxes and, as a result, no income tax benefit was recorded in relation to the charge.

                  The cumulative impact of adopting this change in accounting principle is reflected in the accompanying statement of operations, but does not affect the Companies' operations and has no impact on cash flows. The provisions of SFAS No. 142 require an annual assessment of goodwill and intangibles to determine any possible future impairment. The Companies elected to perform this annual assessment as of March 31 of each year. As of March 31, 2003, the Companies' annual assessment of each reporting unit indicated that goodwill and intangibles were not impaired.

                  The effect of adopting SFAS No. 142 on the net loss for the years ended March 31, 2003, 2002 and 2001 are as follows (in thousands):

                                                              2003                   2002                       2001
                                                    ----------------------   ------------------------   -----------------------
                                                     Holdings  Enterprises   Holdings    Enterprises     Holdings   Enterprises
                                                   ----------- -----------  ----------  -------------   ----------  -----------
Net Loss                                            $(33,367)    $(29,884)    $ (6,520)    $ (4,089)    $ (4,994)    $ (3,025)
Add: cumulative effect of change in
  accounting principle                                24,230       24,230            -            -            -            -
                                                    --------     --------     --------     --------     --------     --------

Net Loss, excluding cumulative effect of
  change in accounting principle                      (9,137)      (5,654)      (6,520)      (4,089)      (4,994)      (3,025)
Add:  amortization of indefinite-lived
  intangible assets, net of tax                            -            -        2,396        2,396        2,333        2,333
Add: valuation allowances recorded as a
  result of the impact of SFAS No. 142                 6,240        4,831            -            -            -            -
                                                    --------     --------     --------     --------     --------     --------

Net Loss, excluding cumulative effect of
  change in accounting principle and
  valuation allowances in 2003 and
  amortization of indefinite-lived
  intangible assets in 2002 and 2001                $ (2,897)    $   (823)    $ (4,124)    $ (1,693)    $ (2,661)    $   (692)
                                                    ========     ========     ========     ========     ========     ========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Intangibles (Continued)

                  The changes in the carrying amount of goodwill and intangible assets during the year ended March 31, 2003, including the effect of adopting SFAS No. 142 are as follows (in thousands):


                                                      Millbrook             Manischewitz
                                                   ----------------  ----------------------------
                                                                                       Intangible
                                                       Goodwill        Goodwill          Assets           Total
                                                   ----------------  ------------     ------------       ---------
Balance at March 31, 2002, net of
  accumulated amortization                            $ 15,103         $ 59,137         $ 40,005         $114,245
Less: goodwill writedown recognized as a
  cumulative effect of change in
  accounting principle                                       -           24,230                -           24,230
Less: intangible amortization                                -                -               43               43
                                                      --------         --------         --------         --------

Balance at March 31, 2003, net of
  accumulated amortization                            $ 15,103         $ 34,907         $ 39,962         $ 89,972
                                                      ========         ========         ========         ========



                  At March 31, 2003, Manischewitz' intangible assets were comprised of trademarks and tradenames.

8.       Other Current Liabilities

                  Other current liabilities for Holdings and Enterprises consisted of the following (in thousands):


                  March 31,                                           2003                         2002
                  --------------------------------------   --------------------------   ----------------------------
                                                            Holdings    Enterprises      Holdings      Enterprises
                                                           ---------------------------  ------------ ----------------
                  Accrued compensation and
                       fringe benefits..................   $     9,083   $     9,083    $    11,038    $     11,038
                  Accrued rebates and
                       promotional allowances...........         5,437         5,437          3,941           3,941
                  Accrued interest......................         5,201         4,470          5,380           4,034
                  Accrued liabilities...................         2,567         3,954          2,586           3,796
                                                           -----------   -----------    -----------    ------------
                                                           $    22,288   $    22,944    $    22,945    $     22,809
                                                           ===========   ===========    ===========    ============

                  On January 31, 2000, Millbrook acquired certain of the assets and operations of I. Epstein & Sons, Inc. ("Epstein"). On April 17, 2000, Millbrook acquired substantially all of the assets and operations of the Miller Buckeye Biscuit Company, Inc. ("Miller Buckeye"). The liabilities assumed in the Epstein and Miller Buckeye acquisitions included a $1.7 million provision for minor restructurings of their respective operations as a result of these acquisitions. These liabilities are principally comprised of a portion of future lease payments. As of March 31, 2003 and 2002, the balance of this provision of approximately $800,000 and $900,000, respectively, has been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Long-term Debt

                  Long-term debt for Holdings and Enterprises consisted of the following (in thousands):


                  March 31,                                           2003                         2002
                  --------------------------------------   --------------------------   ----------------------------
                                                            Holdings    Enterprises      Holdings      Enterprises
                                                           -----------  -------------   -----------   --------------
                  10.5% Notes due 2005..................   $    80,340   $    80,340    $    80,340    $     80,340
                  13% Notes due 2008....................         2,000             -         25,000               -
                  6% Notes due 2010.....................        22,987             -              -               -
                  Revolving credit facility.............        60,000        60,000         60,485          60,485
                  Term loan.............................             -             -          2,767           2,767
                                                           -----------   -----------    -----------    ------------
                                                               165,327       140,340        168,592         143,592
                  Less current maturities...............             -             -          2,767           2,767
                                                           -----------   -----------    -----------    ------------
                                                           $   165,327   $   140,340    $   165,825    $    140,825
                                                           ===========   ===========    ===========    ============

                  Millbrook and Manischewitz have a credit agreement with a group of commercial lending institutions providing for a credit facility consisting of revolving credit loans up to $105 million (the "Credit Agreement"). Borrowings under this long-term facility, which expires October 28, 2004, are supported by specified assets in accordance with a borrowing base formula, as defined in the Credit Agreement. Additionally, the Credit Agreement requires the maintenance of a minimum level of cash flow, as defined and imposes restrictions on investments, capital expenditures, cash dividends, management fees and advances to the parent and other indebtedness. At March 31, 2003, substantially all of the assets of Enterprises' subsidiaries are unavailable for dividends. At March 31, 2003, Millbrook and Manischewitz had available, under the Credit Agreement, unused borrowing capacity of approximately $14.0 million, net of outstanding letters of credit of approximately $5.7 million. The Credit Agreement is secured by Millbrook's and Manischewitz' accounts receivable and inventories, mortgages on certain real property and Manischewitz' pledge of certain unencumbered fixtures and equipment, Millbrook's stock and the membership interests of Manischewitz.

                  Borrowings under the Credit Agreement bear interest at either the London interbank offered ("LIBO") rate plus a margin (up to 3.50%) or the bank's alternate base rate ("ABR") plus a margin (up to 1.50%). The margin, which ranged from 3.25% to 3.50% for LIBO and 1.25% to 1.50% for ABR during the year ended March 31, 2003, is based upon availability pursuant to the borrowing base calculation. At March 31, 2003 and 2002, borrowings under the LIBO option were $60,000,000 and $62,767,000, respectively. At March 31, 2003 and 2002, the interest rates on the outstanding LIBO loans ranged from 4.59% to 4.63% and 5.13% to 5.55%, respectively. At March 31, 2003 and 2002, Millbrook's and Manischewitz' outstanding debt under the Credit Agreement approximates fair value. At March 31, 2003 and 2002, the fair value of Holdings' 13% Notes was $100,000 and $5.0 million, respectively. At March 31, 2003, the fair value of Holdings' 6% Notes was $2.3 million. At March 31, 2003 and 2002, the fair value of Enterprises' 10.5% Notes was $32.1 million and $28.1 million, respectively.

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

                  During the year ended March 31, 2003, Holdings amended the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferred May 2002 interest payment. Holders of the amended Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. See Note 10 for additional disclosures related to the warrants. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the Indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $500,000 were written off and reported as an extraordinary item in the accompanying statement of operations during the year ended March 31, 2003. The income tax benefit of $200,000 related to the extraordinary item was offset by a valuation allowance required by the adoption of SFAS No. 142. On November 1, 2002 and May 1, 2003, Holdings elected to defer the cash payment of interest on its 6% Notes.

                  During the year ended March 31, 2001, Enterprises repurchased approximately $18.8 million of its outstanding 10.5% Notes resulting in a gain of approximately $3.2 million, net of income taxes of approximately $2.1 million. This transaction was recorded as an extraordinary item.

                  Future maturities of long-term debt at March 31, 2003 were as follows (in thousands):

                                                  Holdings      Enterprises
                                                -------------  ---------------
                  2004....................       $        -      $         -
                  2005....................           60,000           60,000
                  2006....................           80,340           80,340
                  2007....................                -                -
                  2008....................            2,229                -
                  Thereafter..............           22,758                -
                                                 ----------      -----------
                                                 $  165,327      $   140,340
                                                 ==========      ===========

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

                  The holders of the Series A and B Preferred Stock are entitled to cumulative preferential cash dividends of $50 per year (10%), per share. At March 31, 2003, the amount of accumulated unpaid dividends per share on the Series A Preferred Stock was $300 for shares issued in 1997 and $200 for each of the Series A and B Preferred Stock issued in 1999, aggregating approximately $7.2 million. Unless all accumulated and unpaid dividends on the Series A and B Preferred Stock are paid, no dividends shall be declared or paid on Holdings' Common Stock. The Series A and B Preferred Stock are each subject to an optional redemption by Holdings at any time, in whole or in part, at the redemption price per share of $500 plus an amount equal to all accumulated and unpaid dividends.

                  In connection with the amendment of the Indenture underlying 92% ($23.0 million) of its 13% Notes outstanding, Holdings issued warrants granting holders of the amended Notes the right to purchase 5,060 shares of common stock at a nominal price. The warrants, which expire in April, 2010, were valued at approximately $2.5 million.

11.      Commitments And Contingencies

         Leases

                  The Companies lease certain facilities, machinery and vehicles under various non-cancelable capital and operating lease agreements. The Companies are required to pay property taxes, insurance and normal maintenance costs for certain of their facilities. Future minimum lease payments required under such leases in effect at March 31, 2003 were as follows (in thousands):


                                                            Capital Lease      Operating
                                                             Obligations         Leases
                                                            ---------------  ---------------
                  2004...................................      $       73      $     5,004
                  2005...................................              16            4,570
                  2006...................................               -            4,150
                  2007...................................               -            3,469
                  2008...................................               -            1,377
                  Thereafter.............................               -              271
                                                               ----------      -----------
                  Future minimum lease payments..........      $       89      $    18,841
                                                                               ===========
                  Less: Interest and executory costs.....               6
                                                               ----------
                  Total capital lease obligations........      $       83
                                                               ==========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


11.      Commitments And Contingencies (Continued)

                  Capital lease obligations have been included as a component of Other Current Liabilities and Other Liabilities on the Companies' balance sheets. Interest rates on capital lease obligations vary from 9.0% to 13.3%. The net carrying amount of assets under capital leases at March 31, 2003 were approximately $72,000.

                  Total rent expense for all operating leases was $7.9 million, $8.3 million and $8.9 million for the years ended March 31, 2003, 2002, and 2001, respectively.

         Commitments

                  At March 31, 2003 and 2002, Manischewitz had approximately $2.1 million and $1.6 million, respectively, of purchase commitments with certain vendors.

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

12.      Income Taxes

                  The provision (benefit) for income taxes consisted of the following (in thousands):


         March 31,
         ---------                                      2003                       2002                         2001
                                             -----------------------      ------------------------    ------------------------
                                              Holdings   Enterprises      Holdings     Enterprises    Holdings     Enterprises
                                             ---------   -----------      --------     -----------    --------     -----------
Currently (receivable) payable:
     Federal ............................    $       -   $         -       $(1,281)      $  (588)      $(2,041)      $  (995)
     State ..............................          207            74             -             -          (370)         (344)
                                               -------       -------       -------       -------       -------       -------
                                                   207            74        (1,281)         (588)       (2,411)       (1,339)
                                               -------       -------       -------       -------       -------       -------
Deferred (benefit) liability:
     Federal ............................       (1,378)         (603)       (1,212)         (748)         (658)         (658)

     State ..............................         (276)         (109)         (544)         (306)         (342)         (142)
                                               -------       -------       -------       -------       -------       -------
                                                (1,654)         (712)       (1,756)       (1,054)       (1,000)         (800)
                                               -------       -------       -------       -------       -------       -------
Change in Valuation
   Allowances ...........................        6,355         4,946           435             -             -             -
                                               -------       -------       -------       -------       -------       -------
                                               $ 4,908       $ 4,308       $(2,602)      $(1,642)      $(3,411)      $(2,139)
                                               =======       =======       =======       =======       =======       =======


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



12.      Income Taxes (Continued)

                  A reconciliation of the statutory United States Federal income tax rate to the Companies effective income tax (benefit) rates follows:


         For the years ended
         March 31,                                      2003                       2002                         2001
         ---------                          ---------------------------  --------------------------  --------------------------
                                             Holdings     Enterprises     Holdings    Enterprises     Holdings      Enterprises
                                            ----------  ---------------  ----------  --------------  -----------   -------------
         Statutory rate....................    (35.0%)       (35.0%)       (35.0%)       (35.0%)       (35.0%)       (35.0%)
         State income taxes, net of
              Federal benefit..............     (4.8)         (5.3)         (3.9)         (3.5)         (4.0)         (3.8)
         Nondeductible amortization of
              intangibles..................      0.2           0.5           5.8           9.3           4.6           6.3
         Change in valuation
              allowances...................    170.5         367.5           4.8             -             -             -
         Other.............................      0.8          (7.6)         (0.2)          0.5           5.0           6.9
                                            ----------  --------------   ----------- --------------  -----------   ------------

                                               131.7%        320.1%        (28.5%)       (28.7%)       (29.4%)       (25.6%)
                                            ==========  ==============   =========== ==============  ===========   ============


                  The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities were as follows (in thousands):

                                                                            2003                         2002
                                                                   --------------------------  --------------------------
         March 31,                                                  Holdings     Enterprises     Holdings     Enterprises
         --------------------------------------------------        ----------   -------------  -----------   ------------
         Deferred Tax Assets:
             Accounts receivable, principally due to
               allowances for doubtful accounts...........         $      790     $       790   $    1,879    $     1,879
             Deferred compensation........................              3,992           3,992        4,064          4,064
             Net operating loss carryforwards.............              4,588           2,544        1,644            742
             Liability accruals...........................              5,256           5,256        4,651          4,651
             Other, net...................................                945             945        1,298          1,298

         Deferred Tax Liabilities:
             Inventories, principally due to
               acquisition basis differences and
               financial statement allowances.............             (2,202)         (2,202)      (3,644)        (3,644)
             Property, plant & equipment, principally
               due to basis differences...................             (4,972)         (4,972)      (5,359)        (5,359)
             Identified intangibles, due to
               basis differences..........................            (10,662)        (10,662)      (9,436)        (9,436)
                                                                   ----------     -----------   ----------    -----------
             Total deferred tax liabilities...............             (2,265)         (4,309)      (4,903)        (5,805)
             Valuation allowances.........................             (8,397)         (6,353)        (435)             -
                                                                   ----------     -----------   ----------    -----------
             Net deferred tax liabilities.................         $  (10,662)    $   (10,662)  $   (5,338)   $    (5,805)
                                                                   ==========     ===========   ==========    ===========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


12.      Income Taxes (Continued)

                  At March 31, 2003, Holdings and Enterprises had consolidated net operating loss carryforwards, the tax effect of which was approximately $3.4 million and $2.0 million, respectively, available to reduce future Federal income tax liabilities, which expire in fiscal 2022 and 2023. Holdings and Enterprises also had state operating loss carryforwards, the tax effect of which was approximately $1.2 million and $552,000, respectively.

                  SFAS No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence, it is more likely than not that the deferred tax assets will not be realized. Under generally accepted accounting principles, available evidence includes the reversal of existing taxable temporary differences. As of March 31, 2003, Holdings and Enterprises had net deferred tax liabilities before the impact of SFAS No. 142 of approximately $2.9 million and $4.3 million, respectively; each including a deferred tax liability for taxable temporary differences resulting from different amortization periods for identified intangibles of approximately $10.7 million.

                  With the adoption of SFAS No. 142 in the first quarter of fiscal 2003, the Company can no longer amortize tax deductible goodwill and indefinite-lived intangible assets for financial reporting purposes. Therefore, the deferred tax liability related to the taxable temporary differences resulting from different amortization periods for identified intangibles will not reverse unless the underlying assets are sold or an impairment is recognized for tax purposes. Without this deferred tax liability, Holdings and Enterprises would have had net deferred tax assets of approximately $7.8 million and $6.4 million, respectively, as of March 31, 2003.

                  Historically, the Companies did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. Therefore, Holdings and Enterprises recorded a deferred non-cash income tax expense of approximately $4.8 million and $4.7 million, respectively, during the year ended March 31, 2003. In addition, Holdings and Enterprises recorded non-cash valuation allowances to offset their respective income tax benefits from operations and the extraordinary loss on modification of debt of $2.7 million and $1.8 million, respectively. Both the deferred non-cash income tax benefit and the non-cash valuation allowances recorded in the Companies' operating results would have not been required prior to the adoption of SFAS No. 142.

                  At March 31, 2002, Holdings and Enterprises had consolidated net operating loss carryforwards, the tax effect of which was approximately $957,000 and $490,000, respectively, available to reduce future Federal income tax liabilities, which expire in fiscal 2022. Holdings and Enterprises also had state operating loss carryforwards, the tax effect of which was approximately $687,000 and $252,000, respectively. A valuation allowance of approximately $435,000 was established to offset the portion of the deferred tax asset related to Holdings' state tax loss carryforwards.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


13.      Employee Benefit Plans

         Retirement and Savings Plan

                  The Companies have a retirement and savings plan ("401(k) Plan") covering substantially all of their employees. The 401(k) Plan provides for matching contributions by the Companies. In addition, the Companies may make annual discretionary contributions to employee accounts based, in part, on the Companies' financial performance. For each of the years ended March 31, 2003, 2002 and 2001, the Companies' provided approximately $700,000, $1.6 million and $2.0 million, respectively, for matching and discretionary contributions.

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

                  In an effort to provide for the benefits associated with these plans, Millbrook's predecessor purchased whole-life insurance contracts on the plan participants. The value of these policies is included in Other Assets. During the years ended March 31, 2003 and 2002, $500,000 and $6.8 million, respectively, of cash surrender value available under these policies was utilized to reduce outstanding borrowings under the Credit Agreement. At March 31, 2003, future payment obligations, assuming commencement of payments at an individual's retirement age, as defined under the deferred compensation arrangement were approximately $709,000, $787,000, $909,000, $776,000, $842,000 and $14.8 million for the years ending March 31, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



13.      Employee Benefit Plans (Continued)

         Pension Plan and Other Postretirement Benefits

                  An analysis of Manischewitz' pension plan and accumulated benefit obligation for its postretirement health plan follows (in thousands):


           For the period ended March 31,                            2003                        2002
           ------------------------------                            ----                        ----
                                                                        Other Post-                  Other Post-
                                                             Pension    Retirement        Pension    Retirement
                                                            Benefits     Benefits        Benefits     Benefits
                                                            --------    ----------      ---------    -------------
           Change in benefit obligation
           Benefit obligation at beginning of period......  $  12,772    $   2,287      $  12,828    $   1,989
           Service cost...................................        139           25            157           31
           Interest cost..................................        874          141            888          158
           Actuarial (gain) loss..........................        630           65           (233)         229
           Plan amendments................................          -       (1,357)           158            -
           Benefits paid..................................     (1,013)        (128)        (1,026)        (120)
                                                            ---------    ---------      ---------    ---------
           Benefit obligation at end of period............     13,402        1,033         12,772        2,287
                                                            ---------    ---------      ---------    ---------

           Change in plan assets
           Fair value of plan assets at beginning
             of period....................................      9,520            -         10,803            -
           Actual return on plan assets...................       (825)           -           (257)           -
           Employer contributions.........................         75          128              -          120
           Benefits paid..................................     (1,013)        (128)        (1,026)        (120)
                                                            ---------    ---------      ---------    ---------
           Fair value of plan assets at end of period.....      7,757            -          9,520            -
                                                            ---------    ---------      ---------    ---------

           Funded status..................................     (5,645)      (1,033)        (3,252)      (2,287)
           Unrecognized net prior service cost............        131       (1,319)           144            -
           Unrecognized actuarial (gain) loss.............      4,885          457          2,787          426
                                                            ---------    ---------      ---------    ---------
           Net amount recognized..........................  $    (629)   $  (1,895)     $    (321)   $  (1,861)
                                                            =========    =========      =========    =========

           Amount recognized in the statement
             of financial position consists of:
           Accrued benefit liability......................  $  (5,514)   $  (1,895)     $  (3,107)   $  (1,861)
           Intangible asset...............................        131            -            144            -
           Accumulated other comprehensive income.........      4,754            -          2,642            -
                                                            ---------    ---------      ---------    ---------
           Net amount recognized..........................  $    (629)   $  (1,895)     $    (321)   $  (1,861)
                                                            =========    =========      =========    =========

           Weighted-average assumptions:
           Discount rate..................................      6.50%        6.50%          7.25%       7.25%
           Expected return on assets......................      8.50%            -          8.50%            -


                  For measurement purposes, a 7.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease to 5% in 2010 and remain at that level thereafter.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



13.      Employee Benefit Plans (Continued)


         For the period ended March 31,                            2003                        2002
         ------------------------------                            ----                        ----
                                                                     Other Post-                  Other Post-
                                                          Pension    Retirement        Pension    Retirement
                                                         Benefits     Benefits        Benefits     Benefits
                                                         --------     --------        --------     --------
         Components of net periodic benefit cost
         Service cost..................................  $     139    $      25      $     157    $       31
         Interest cost.................................        874          141            888           158
         Expected return on assets.....................       (767)           -           (874)            -
         Amortization of prior service cost............         14          (39)            14             -
         Recognized net actuarial gain.................        123           34             37            29
                                                         ---------    ---------      ---------    ----------
         Net periodic pension cost.....................  $     383    $     161      $     222    $      218
                                                         =========    =========      =========    ==========

                  The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $13,402,000, $13,271,000 and $7,757,000, respectively, as of the end of the period, and $12,772,000, $12,628,000 and $9,520,000, respectively, as of the beginning of the period.

                  Manischewitz provides health benefits to eligible retired employees under its postretirement health care plan. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effect:



                                                                                        1-Percentage Point
                                                                                        ------------------
                                                                                    Increase          Decrease
                                                                                    --------          --------
                                                                                          (In thousands)
                  Effect on total of service and interest cost components.......  $          15    $         (13)
                  Effect on postretirement benefit obligation...................  $         169    $        (146)



                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                   R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Related Party Transactions

                  Concurrent with Millbrook's acquisition by Holdings, Millbrook entered into an arrangement with an entity owned by the controlling shareholder of Holdings whereby Millbrook agreed (i) to pay a quarterly management fee of $100,000; and (ii) to reimburse the entity for providing various services, including executive services and out-of-pocket and other expenses incurred on its behalf. Concurrent with Manischewitz' acquisition by Enterprises, Manischewitz entered into an arrangement with the entity owned by the controlling shareholder of Holdings whereby Manischewitz agreed to reimburse the entity for providing various services, including executive services and out-of-pocket and other expenses incurred on its behalf. The services provided under both arrangements include, among other things, treasury, cash management, certain financial reporting, legal, labor and lease negotiation and employee benefits administration. For each of the years ended March 31, 2003, 2002 and 2001, Millbrook paid $400,000 for management fees and $1,100,000 for services provided by this entity pursuant to its aforementioned arrangement. For the years ended March 31, 2003, 2002 and 2001, Manischewitz paid approximately $540,000, $510,000, and $510,000, respectively, for services provided by this entity pursuant to its aforementioned arrangement. The services provided under each of these arrangements are based upon (i) the number of hours incurred at the applicable pay rate; and (ii) out-of-pocket expenses, related to the services provided.

                  In addition, during the years ended March 31, 2003, 2002 and 2001, Millbrook reimbursed the aforementioned entity approximately $103,000, $74,000 and $111,000, respectively, and Manischewitz reimbursed the aforementioned entity approximately $23,000, $5,000 and $12,000, respectively, for use of its airplane. When commercial flights were available to the destination, the reimbursement was determined at the rate of the normal first class fare. When commercial flights were not available, the reimbursement amount was equal to the hourly variable costs of the airplane multiplied by the number of hours of use.

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




For the years ended March 31,                           2003                         2002                          2001
-----------------------------------------     -------------------------    -------------------------     --------------------------
(in thousands)                                 Holdings     Enterprises     Holdings     Enterprises      Holdings     Enterprises
                                              ----------    -----------    ----------    -----------     ----------    ------------
Revenues
Millbrook ...............................     $ 459,473      $ 459,473      $ 547,812      $ 547,812      $ 607,781      $ 607,781
Manischewitz ............................        62,117         62,117         60,514         60,514         56,902         56,902
                                              ---------      ---------      ---------      ---------      ---------      ---------
Total segment revenues ..................       521,590        521,590        608,326        608,326        664,683        664,683
Corporate items, principally
  the elimination of
  intercompany sales ....................       (13,508)       (13,508)       (12,024)       (12,024)       (12,352)       (12,352)
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                              $ 508,082      $ 508,082      $ 596,302      $ 596,302      $ 652,331      $ 652,331
                                              =========      =========      =========      =========      =========      =========

Operating income
Millbrook ...............................     $  10,375      $  10,375      $  11,365      $  11,365      $  12,478      $  12,478
Manischewitz ............................         9,593          9,593         10,713         10,713          9,623          9,623
                                              ---------      ---------      ---------      ---------      ---------      ---------
Total segment operating
  income ................................        19,968         19,968         22,078         22,078         22,101         22,101
Corporate items and
  eliminations ..........................        (6,926)        (6,819)       (12,153)       (12,087)       (13,343)       (13,266)
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                              $  13,042      $  13,149      $   9,925      $   9,991      $   8,758      $   8,835
                                              =========      =========      =========      =========      =========      =========

Identifiable assets
Millbrook ...............................     $  92,837      $  92,837      $ 103,600      $ 103,600      $ 139,911      $ 139,911
Manischewitz ............................        38,391         38,391         41,738         41,738         49,532         49,532
                                              ---------      ---------      ---------      ---------      ---------      ---------
Total segment assets ....................       131,228        131,228        145,338        145,338        189,443        189,443
Corporate items, principally
  intangibles not allocated
  to segments ...........................        90,899         95,308        116,766        119,235        121,565        121,225
                                              ---------      ---------      ---------      ---------      ---------      ---------
                                              $ 222,127      $ 226,536      $ 262,104      $ 264,573      $ 311,008      $ 310,668
                                              =========      =========      =========      =========      =========      =========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)


16.        Significant Customers

                  For the year ended March 31, 2003, combined revenues from the Companies' two largest customers, Shaw's Supermarkets and Royal Ahold N.V., together represented approximately 33% of total revenues. For the years ended March 31, 2002 and 2001, combined revenues from the Companies' two largest customers, Shaw's Supermarkets and Ames Department Stores, together represented approximately 29% and 26% of total revenues, respectively. During the year ended March 31, 2003, Ames announced its decision to liquidate under Chapter 7 of the Bankruptcy Code.

17.      Quarterly Financial Data (Unaudited)

                                                                           Fiscal 2003
                                  ------------------------------------------------------------------------------
For the three months ended          June 30,             September 30,          December 31,          March 31,
-----------------------------     ------------         ----------------        -------------        ------------
(in thousands)

HOLDINGS

Revenues                           $ 131,222             $ 119,304             $ 120,862             $ 136,694

Gross profit                          28,898                26,221                29,134                38,931

Operating (loss) income                  577                (1,294)                1,776                11,983

Net (loss) income                    (32,423)               (5,558)               (2,597)                7,211

ENTERPRISES

Revenues                           $ 131,222             $ 119,304             $ 120,862             $ 136,694

Gross profit                          28,898                26,221                29,134                38,931

Operating (loss) income                  584                (1,281)                1,807                12,039

Net (loss) income                    (30,817)               (5,001)               (2,019)                7,953

                                                                           Fiscal 2002
                                   ----------------------------------------------------------------------------
For the three months ended           June 30,          September 30,            December 31,        March 31,
--------------------------         -----------         -------------           ------------        ------------
(in thousands)

HOLDINGS

Revenues                           $ 139,305             $ 133,450             $ 161,626             $ 161,921

Gross profit                          36,001                33,164                36,342                42,158

Operating income (loss)                 (548)               (1,058)                2,137                 9,394

Net income (loss)                     (3,541)               (3,628)               (1,633)                2,282

ENTERPRISES

Revenues                           $ 139,305             $ 133,450             $ 161,626             $ 161,921

Gross profit                          36,001                33,164                36,342                42,158

Operating income (loss)                 (545)               (1,047)                2,160                 9,423

Net income (loss)                     (3,020)               (3,129)               (1,126)                3,186

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------


March 31,                                                                       2003                           2002
---------                                                            --------------------------      --------------------------
                                                                     Holdings       Enterprises       Holdings      Enterprises
                                                                     ---------      -----------      ----------     -----------
                                     ASSETS
Current assets:
  Cash                                                               $       8       $       1       $      70       $       1
  Other current assets                                                   3,330              32           3,186              16
                                                                     ---------       ---------       ---------       ---------
    Total current assets                                                 3,338              33           3,256              17
Noncurrent assets:
  Intercompany notes receivable                                             --          79,686              --          76,294
  Other assets                                                           1,135             948           1,701           1,402
                                                                     ---------       ---------       ---------       ---------
    Total noncurrent assets                                              1,135          80,634           1,701          77,696
Investments in subsidiaries                                                369           3,940          32,858          40,721
                                                                     ---------       ---------       ---------       ---------

Total assets                                                         $   4,842       $  84,607       $  37,815       $ 118,434
                                                                     =========       =========       =========       =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accrued interest                                                   $     731       $   3,498       $   1,345       $   3,498
  Other current liabilities                                              7,495             400           6,217           1,738
                                                                     ---------       ---------       ---------       ---------
    Total current liabilities                                            8,226           3,898           7,562           5,236
Noncurrent liabilities:
  Long-term debt                                                        24,987          80,340          25,000          80,340
                                                                     ---------       ---------       ---------       ---------
        Total noncurrent liabilities                                    24,987          80,340          25,000          80,340

Stockholders' (deficit) equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 shares of Series A issued and outstanding                    12,344              --          12,344              --
    1,000 shares of Series B issued and outstanding                        500              --             500              --
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares                                                               1              --               1              --
  Notes receivable from stock sales                                        (92)             --            (195)             --
  Additional paid-in capital                                             2,622          39,482             373          39,482
  Retained earnings (deficit)                                          (39,564)        (34,936)         (6,197)         (5,052)
  Accumulated other comprehensive loss                                  (4,177)         (4,177)         (1,572)         (1,572)
                                                                     ---------       ---------       ---------       ---------
                                                                       (28,366)            369           5,254          32,858
  Less common stock in treasury - 4,600 shares and 600 shares                5              --               1              --
                                                                     ---------       ---------       ---------       ---------
    Total stockholders' (deficit) equity                               (28,371)            369           5,253          32,858
                                                                     ---------       ---------       ---------       ---------

Total liabilities and stockholders' (deficit) equity                 $   4,842       $  84,607       $  37,815       $ 118,434
                                                                     =========       =========       =========       =========










             See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------


For the years ended March 31,                                       2003                         2002
-----------------------------                             -----------------------       -----------------------
                                                          Holdings     Enterprises       Holdings      Enterprises
                                                          --------     -----------      ----------     ----------

Equity in net loss of subsidiaries before cumulative
  effect of change in accounting principle                $ (5,654)      $ (6,067)      $ (4,089)      $ (4,102)

General and administrative expenses                            107            132             67             77
                                                          --------       --------       --------       --------

Operating loss                                              (5,761)        (6,199)        (4,156)        (4,179)

Interest expense, net of Holdings' interest
  income of $7 and $24 and Enterprises'
  intercompany interest income of $8,761 and $8,315          2,276            171          3,324            582
                                                          --------       --------       --------       --------

Loss before provision (benefit) for income taxes            (8,037)        (6,370)        (7,480)        (4,761)

Provision (benefit) for income taxes                           600           (716)          (960)          (672)
                                                          --------       --------       --------       --------

Loss before extraordinary item and cumulative
  effect of change in accounting principle                  (8,637)        (5,654)        (6,520)        (4,089)

Extraordinary loss on modification of debt                    (500)            --             --             --
                                                          --------       --------       --------       --------

Loss before cumulative effect of change
  in accounting principle                                   (9,137)        (5,654)        (6,520)        (4,089)

Cumulative effect of change in accounting principle        (24,230)       (24,230)            --             --
                                                          --------       --------       --------       --------

Net loss                                                  $(33,367)      $(29,884)      $ (6,520)      $ (4,089)
                                                          ========       ========       ========       ========




              See notes to parent only financial statement schedules

R.A.B. HOLDINGS, INC. - PARENT ONLY
R.A.B. ENTERPRISES, INC. - PARENT ONLY

STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------


For the years ended March 31,                                              2003                         2002
                                                                 ------------------------      -------------------------
                                                                 Holdings     Enterprises      Holdings      Enterprises
                                                                 --------     -----------      --------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(33,367)      $(29,884)      $ (6,520)      $ (4,089)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Equity in net loss of subsidiaries                            5,654          6,067          4,089          4,102
      Amortization                                                    398            454             99            462
      Cumulative effect of change in accounting principle          24,230         24,230             --             --
      Loss on modification of debt                                    500             --             --             --
                                                                 --------       --------       --------       --------

Net cash (used in) provided by operating activities                (2,585)           867         (2,332)           475
                                                                 --------       --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment from interest escrow account                                 --             --          1,625             --
  (Repurchase) and proceeds from issuance
    of common stock                                                    (5)            --             10             --
  Distributions from subsidiaries                                      --          3,880             --          5,195
  Other                                                             2,528         (4,747)           764         (5,669)
                                                                 --------       --------       --------       --------

Net cash provided by (used in) financing activities                 2,523           (867)         2,399           (474)
                                                                 --------       --------       --------       --------

Net (decrease) increase in cash                                       (62)            --             67              1

Cash, beginning of year                                                70              1              3             --
                                                                 --------       --------       --------       --------

Cash, end of year                                                $      8       $      1       $     70       $      1
                                                                 ========       ========       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                     $    255       $  8,470       $  3,250       $  8,436







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

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001
(In thousands)
--------------------------------------------------------------------------------



                                                                   Additions
                                                     ----------------------------------
                                      Balance at      Charged to        Charged to                            Balance at
                                       beginning       costs and           other                                end
                 Description           of period        expenses       accounts (1)       Deductions (2)      of period
----------------------------------   -------------   -------------  ----------------  ----------------       -----------
Year ended March 31, 2003
Allowance for doubtful accounts         $3,421        (536)              (265)               (884)            $1,736

Year ended March 31, 2002
Allowance for doubtful accounts         $4,375         789                 --              (1,743)            $3,421

Year ended March 31, 2001
Allowance for doubtful accounts         $4,251         294                267                (437)            $4,375






(1) For the year ended March 31, 2003, the amount was reclassified to other current liabilities. For the year ended March 31, 2001, the amount principally relates to the acquisition of the Miller Buckeye Biscuit Company, Inc.


(2) Amounts written off.