Form 10-Q
period 2003-06-30
RAB HOLDINGS INC
filed 2003-08-14
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED JUNE 30, 2003
                              -------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                             ---------
         ------------------


               Commission File number                  333-66221
                                                -------------------------


                   R.A.B. HOLDINGS, INC.                                           R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------       ------------------------------------------------------------
    (Exact name of registrant as specified in its charter)             (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
            (I.R.S. Employer identification No.)                                (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                                                                   10022
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

                               Yes       X                             No
                                   ------------------                     --------------

         Indicate by check mark whether the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the
         Exchange Act)         Yes                                     No       X
                                   ----------------                       --------------

         The registrant's common stock is not publicly held or publicly traded.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                           Page
                                                                                                          Number
                                                                                                          ------

PART I. FINANCIAL INFORMATION

  Item 1.      Financial Statements


             Condensed Consolidated Balance Sheets - June 30, 2003 (Unaudited)
               and March 31, 2003                                                                             1

             Condensed Consolidated Statements of Operations - Three months ended
               June 30, 2003 and 2002 (Unaudited)                                                             2

             Condensed Consolidated Statements of Cash Flows - Three months ended
               June 30, 2003 and 2002 (Unaudited)                                                             3

             Notes to Condensed Consolidated Financial Statements (Unaudited)                               4-9


  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      10-14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                      15

  Item 4.    Controls and Procedures                                                                         15

PART II. OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                                                16

SIGNATURES                                                                                                   17


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
--------------------------------------------------------------------------------

                                                                             June 30, 2003                    March 31, 2003
                                                                    -------------------------------  -------------------------------
                                                                      Holdings        Enterprises      Holdings        Enterprises
                                                                    --------------  ---------------  --------------   --------------
                               ASSETS                                        (Unaudited)
Current assets:
  Cash                                                                    $ 2,624          $ 2,602         $ 6,452          $ 6,444
  Accounts receivable, net                                                 26,117           26,117          38,352           38,352
  Inventories                                                              54,983           54,983          50,960           50,960
  Other current assets                                                      6,278           12,053           6,653           12,205
                                                                    --------------  ---------------  --------------   --------------
    Total current assets                                                   90,002           95,755         102,417          107,961
                                                                    --------------  ---------------  --------------   --------------

Other assets                                                                4,376            3,274           4,453            3,318
Property, plant and equipment, net                                         24,432           24,432          25,285           25,285
Goodwill                                                                   50,010           50,010          50,010           50,010
Intangibles, net                                                           39,962           39,962          39,962           39,962
                                                                    --------------  ---------------  --------------   --------------

Total assets                                                             $208,782         $213,433        $222,127         $226,536
                                                                    ==============  ===============  ==============   ==============

      LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Accounts payable                                                       $ 33,401         $ 33,401        $ 34,347         $ 34,347
  Other current liabilities                                                20,088           21,166          22,288           22,944
                                                                    --------------  ---------------  --------------   --------------
    Total current liabilities                                              53,489           54,567          56,635           57,291
                                                                    --------------  ---------------  --------------   --------------
Noncurrent liabilities:
  Long-term debt                                                          158,743          132,928         165,327          140,340
  Deferred income taxes                                                    10,912           10,912          10,662           10,662
  Other liabilities                                                        17,825           17,825          17,874           17,874
                                                                    --------------  ---------------  --------------   --------------
    Total noncurrent liabilities                                          187,480          161,665         193,863          168,876
                                                                    --------------  ---------------  --------------   --------------
Stockholders' (deficit) equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
    24,875 shares of Series A issued and outstanding                       12,344                -          12,344                -
    1,000 shares of Series B issued and outstanding                           500                -             500                -
  Common stock, $.01 and $1.00 par value, 1,000,000 shares
    and 200 shares authorized, issued 105,100 shares and
    200 shares                                                                  1                -               1                -
  Notes receivable from stock sales                                           (92)               -             (92)               -
  Additional paid-in capital                                                2,622           39,482           2,622           39,482
  Retained earnings (deficit)                                             (43,389)         (38,113)        (39,564)         (34,936)
  Accumulated other comprehensive loss                                     (4,168)          (4,168)         (4,177)          (4,177)
                                                                    --------------  ---------------  --------------   --------------
                                                                          (32,182)          (2,799)        (28,366)             369
  Less common stock in treasury - 4,600 shares                                  5                -               5                -
                                                                    --------------  ---------------  --------------   --------------
    Total stockholders' (deficit) equity                                  (32,187)          (2,799)        (28,371)             369
                                                                    --------------  ---------------  --------------   --------------

Total liabilities and stockholders' (deficit) equity                     $208,782         $213,433        $222,127         $226,536
                                                                    ==============  ===============  ==============   ==============

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                                           Three Months Ended              Three Months Ended
                                                                             June 30, 2003                   June 30, 2002
                                                                      -----------------------------   -----------------------------
                                                                        Holdings       Enterprises      Holdings      Enterprises
                                                                      -------------  --------------   -------------  --------------
                                                                                (Unaudited)                     (Unaudited)

Revenues                                                                  $114,906        $114,906        $131,222        $131,222

Costs and expenses:
       Cost of sales                                                        88,131          88,131         102,324         102,324
       Selling                                                               9,640           9,640          10,058          10,058
       Distribution and warehousing                                         10,501          10,501          11,699          11,699
       General and administrative                                            6,217           6,168           6,521           6,514
       Amortization of intangibles                                               -               -              43              43
       Debt modification costs                                                   -               -             500               -
                                                                      -------------  --------------   -------------  --------------

                   Total costs and expenses                                114,489         114,440         131,145         130,638
                                                                      -------------  --------------   -------------  --------------


Operating income                                                               417             466              77             584

Interest expense, net                                                        3,954           3,393           4,172           3,540
                                                                      -------------  --------------   -------------  --------------


Loss before provision for income taxes                                      (3,537)         (2,927)         (4,095)         (2,956)

Provision for income taxes                                                     288             250           4,098           3,631
                                                                      -------------  --------------   -------------  --------------

Loss before cumulative effect of change in
  accounting principle                                                      (3,825)         (3,177)         (8,193)         (6,587)

Cumulative effect of change in accounting principle                              -               -         (24,230)        (24,230)
                                                                      -------------  --------------   -------------  --------------

Net loss                                                                   $(3,825)       $ (3,177)      $ (32,423)       $(30,817)
                                                                      =============  ==============   =============  ==============

      See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                         Three Months Ended               Three Months Ended
                                                                            June 30, 2003                    June 30, 2002
                                                                   -------------------------------  -------------------------------
                                                                     Holdings         Enterprises     Holdings       Enterprises
                                                                   --------------   --------------  --------------  ---------------
                                                                              (Unaudited)                     (Unaudited)

Cash flows from operating activities:
  Net loss                                                              $ (3,825)        $ (3,177)       $(32,423)        $(30,817)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
    Depreciation and amortization                                          1,390            1,278           1,623            1,547
    Modification of debt                                                       -                -             500                -
    Cumulative effect of change in accounting principle                        -                -          24,230           24,230
    Deferred income taxes                                                    250              250           4,098            3,631
  Changes in assets and liabilities:
    Accounts receivable                                                   12,235           12,235           8,810            8,810
    Inventories                                                           (4,023)          (4,023)         (6,300)          (6,300)
    Accounts payable                                                        (946)            (946)          3,417            3,417
    Other assets and liabilities                                          (1,361)          (1,911)         (1,872)          (2,861)
                                                                   --------------   --------------  --------------  ---------------

Net cash provided by operating activities                                  3,720            3,706           2,083            1,657
                                                                   --------------   --------------  --------------  ---------------

Cash flows from investing activities:
  Acquisitions of plant and equipment                                       (136)            (136)            (83)             (83)
                                                                   --------------   --------------  --------------  ---------------

Cash flows from financing activities:
  Payment of debt modification costs                                           -                -            (439)               -
  Repayments under Credit Agreement                                       (7,412)          (7,412)         (3,226)          (3,226)
                                                                   --------------   --------------  --------------  ---------------

Net cash used in financing activities                                     (7,412)          (7,412)         (3,665)          (3,226)
                                                                   --------------   --------------  --------------  ---------------

Net decrease in cash                                                      (3,692)          (3,706)         (1,582)          (1,569)

Cash, beginning of period                                                  6,452            6,444           4,526            4,456
                                                                   --------------   --------------  --------------  ---------------

Cash, end of period                                                      $ 2,760          $ 2,738         $ 2,944          $ 2,887
                                                                   ==============   ==============  ==============  ===============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                             $ 5,247          $ 5,117         $ 5,427          $ 5,296
    Income taxes                                                         $     3          $     3         $     2          $     2
  Non-cash financing activities:
    Additional indebtedness due to deferred interest
      payment on 6% Senior Notes                                         $   757          $     -         $ 1,495          $     -

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

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements as of March 31, 2003 and 2002 contained in the Company's Form 10-K filed with the Securities and Exchange Commission. The information related to March 31, 2003 contained herein has been derived from the Company's audited consolidated financial statements. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003, and the results of operations and cash flows for the periods ended June 30, 2003 and 2002.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):


                              June 30,            March 31,
                               2003                 2003
                         -----------------    -----------------
Raw materials                    $  1,630             $  1,849
Finished goods                     53,353               49,111
                         -----------------    -----------------
                                 $ 54,983             $ 50,960
                         =================    =================

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the three month period ended June 30, 2002 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles (accumulated amortization was $2,038,000 at June 30, 2002) still required to be amortized under SFAS No. 142.

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

The cumulative impact of adopting this change in accounting principle is reflected in the accompanying statement of operations, but does not affect the Company's operations and has no impact on its cash flows. The provisions of SFAS No. 142 require an annual assessment of goodwill and intangibles to determine any possible future impairment. The Company elected to perform this annual assessment as of March 31 of each year. As of March 31, 2003, the Company's annual assessment of each reporting unit indicated that goodwill and intangibles were not impaired.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

The effect of adopting the new standard on net loss for the three month periods ended June 30, 2003 and 2002 is as follows (in thousands):


                                                                   2003                             2002
                                                     -------------------------------   -------------------------------
                                                         Holdings      Enterprises        Holdings       Enterprises
                                                     ---------------  --------------   --------------  ---------------

Net Loss                                                   $ (3,825)       $ (3,177)       $ (32,423)       $ (30,817)
Less: cumulative effect of change in
  accounting principle                                            -               -           24,230           24,230
                                                     ---------------  --------------   --------------  ---------------

Net Loss, excluding cumulative effect of
  change in accounting principle                             (3,825)         (3,177)          (8,193)          (6,587)
Add: valuation allowances recorded as a
  result of SFAS No. 142                                      1,348           1,186            5,697            5,022
                                                     ---------------  --------------   --------------  ---------------

Net Loss, excluding cumulative effect of
  change in accounting principle and
  valuation allowances                                     $ (2,477)       $ (1,991)        $ (2,496)        $ (1,565)
                                                     ===============  ==============   ==============  ===============


NOTE D - Related Party Transactions

For each of the three month periods ended June 30, 2003 and 2002, the Company paid $510,000 to P&E Properties, Inc., an affiliated entity of which the Company's Chairman and Chief Executive Officer is the sole shareholder, for management fees, services provided and expenses incurred on the Company's behalf.

NOTE E - Income Taxes

The provision for income taxes for the three month periods ended June 30, 2003 and 2002 consisted of the following (in thousands):

                                                                   2003                             2002
                                                     -------------------------------   -------------------------------
                                                        Holdings       Enterprises       Holdings       Enterprises
                                                     ---------------  --------------   --------------  ---------------
Income Tax Benefit                                         $ (1,060)         $ (936)        $ (1,399)        $ (1,191)

Valuation Allowances recorded as a
  result of SFAS No. 142:
    Valuation Allowance related to continuing
      operations for the three months ended
      June 30, 2003 and 2002                                  1,348           1,186            1,399            1,191
    Additional Valuation Allowance resulting
      from deferred tax assets in excess
      of deferred tax liabilities, excluding
      identified intangibles                                      -               -            4,098            3,631
                                                     ---------------  --------------   --------------  ---------------

 Provision for Income Taxes                                   $ 288           $ 250          $ 4,098          $ 3,631
                                                     ===============  ==============   ==============  ===============

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

Historically, the Company did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. For the three month periods ended June 30, 2003 and 2002, Holdings and Enterprises recorded non-cash deferred income tax expense of approximately $1.3 million and $1.2 million and approximately $5.5 million and $4.8 million, respectively, which would not have been required prior to SFAS No. 142.

NOTE F - Comprehensive Loss

For the three month periods ended June 30, 2003 and 2002, Holdings' and Enterprises' comprehensive loss was ($3,816,000) and ($3,168,000) and ($32,420,000) and ($30,814,000), respectively.

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

For the three month periods ended June 30,                    2003                       2002
------------------------------------------          -------------------------   -----------------------
(in thousands)                                        Holdings    Enterprises    Holdings   Enterprises
                                                    -----------   -----------   ----------  -----------

Revenues
     Millbrook ......................                $ 108,741    $ 108,741    $ 124,789    $ 124,789
     Manischewitz ...................                    7,839        7,839        7,573        7,573
                                                     ---------    ---------    ---------    ---------
        Total segment revenues ......                  116,580      116,580      132,362      132,362
     Corporate items, principally
       the elimination of
       intercompany sales ...........                   (1,674)      (1,674)      (1,140)      (1,140)
                                                     ---------    ---------    ---------    ---------
                                                     $ 114,906    $ 114,906    $ 131,222    $ 131,222
                                                     =========    =========    =========    =========

Operating income
     Millbrook ......................                $   1,907    $   1,907    $   2,152    $   2,152
     Manischewitz ...................                      326          326          279          279
                                                     ---------    ---------    ---------    ---------
        Total segment operating
            income ..................                    2,233        2,233        2,431        2,431
     Corporate items and
        eliminations ................                   (1,816)      (1,767)      (2,354)      (1,847)
                                                     ---------    ---------    ---------    ---------
                                                     $     417    $     466    $      77    $     584
                                                     =========    =========    =========    =========

Identifiable assets
     Millbrook ......................                $  87,677    $  87,677    $ 104,567    $ 104,567
     Manischewitz ...................                   30,350       30,350       32,463       32,463
                                                     ---------    ---------    ---------    ---------
        Total segment assets ........                  118,027      118,027      137,030      137,030
     Corporate items, principally
        intangibles not allocated
        to segments .................                   90,755       95,406       95,872       92,313
                                                     ---------    ---------    ---------    ---------
                                                     $ 208,782    $ 213,433    $ 232,902    $ 229,343
                                                     =========    =========    =========    =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE H - Debt Modification Costs

Effective May 1, 2002, Holdings amended the indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferral of the May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as a component of operating income in the accompanying statement of operations during the three month period ended June 30, 2002. The income tax benefit of $0.2 million related to the debt issuance costs was offset by a valuation allowance required by the adoption of SFAS No. 142, as described in Note E - Income Taxes. On November 1, 2002 and May 1, 2003, the Company elected to defer the cash payment of interest on its 6% Notes.

NOTE I - New Accounting Pronouncements

SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. Effective April 1, 2003, the Company adopted SFAS No. 145. As a result, the Company reclassified $500,000 of debt modification costs to operating expense in its condensed consolidated statement of operations for the three months ended June 30, 2002.

SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 will not have any impact on our financial position or overall trends in results of operations.

SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for instruments entered into or modified after May 15, 2003. SFAS No. 150 requires that certain financial instruments including mandatorily redeemable instruments and forward purchase contracts be reported as liabilities by their issuers. The adoption of SFAS No. 150 did not have any impact on our financial position or overall trends in results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended June 30, 2003 decreased $16.3 million or 12.4% to $114.9 million as compared to $131.2 million for the three month period ended June 30, 2002. Revenues include:

         (i) Millbrook's revenues of $108.7 million for the three month period ended June 30, 2003 as compared to $124.8 million for the three month period ended June 30, 2002;

         (ii) Manischewitz' revenues of $7.8 million for the three month period ended June 30, 2003 as compared to $7.6 million for the three month period ended June 30, 2002; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.6) million for the three month period ended June 30, 2003 as compared to ($1.2) million for the three month period ended June 30, 2002.

Millbrook's revenue decreased $16.1 million or 12.9% for the three month period ended June 30, 2003 as compared to the comparable period of the prior year.
The decrease in revenues for the three month period is principally due to decreased sales resulting from customer bankruptcies and a decision made by a former customer in the beginning of fiscal 2002 to phase out its purchases from Millbrook as it moved to self-distribution. Customer bankruptcies include the closure of Ames Department Stores ("Ames") in August, 2002. The three month period ended June 30, 2003 represents the final negative sales comparison with respect to the former customer's self-distribution decision.

Manischewitz' revenues increased $0.2 million or 3.5% for the three month period ended June 30, 2003 as compared to the comparable period of the prior year. The increase in revenues for the three month period is principally due to increased sales of Manischewitz brand products ($1.3 million) resulting from the conclusion of the Passover holiday in April 2003, new product introductions and product packaging innovation. The Manischewitz brand increase was substantially offset by lower sales of Guiltless Gourmet ($0.6 million) and Season ($0.5 million) brand products resulting from competitive pressures and reduced promotional selling periods.

Gross Profit. Gross profit for the three month period ended June 30, 2003 was $26.8 million as compared to $28.9 million for the three month period ended June 30, 2002, a decrease of $2.1 million or 7.3%. As a percentage of revenues, the gross profit margin was 23.3% for the three month period ended June 30, 2003 as compared to 22.0% for the three month period ended June 30, 2002.

The decrease in gross profit dollars and the increase in gross profit margin is primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($2.3 million) and increased gross profit margin (1.1%) resulting from the shift in Millbrook's customer base from non-serviced to serviced customers and a shift in product mix from lower margin health and beauty care products to higher margin specialty food products; partially offset by

         (ii) increased gross profit dollars associated with Manischewitz' higher revenues ($0.2 million) and increased gross profit margin (0.2%) due to improved utilization of Manischewitz' manufacturing facilities resulting in higher absorption of manufacturing overhead.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses. Distribution and warehousing expenses for the three month period ended June 30, 2003 were $10.5 million, as compared to $11.7 million for the three month period ended June 30, 2002. As a percentage of revenues, distribution and warehousing expenses increased to 9.1% for the three month period ended June 30, 2003 as compared to 8.9% in the comparable period of the prior year. Distribution and warehousing costs for the three month period were impacted by the following:

         (i) lower warehousing and distribution headcount directly related to the loss of Ames during fiscal 2003 and additional headcount reductions realized from the implementation of a cost reduction program which more efficiently deployed warehouse personnel; and

         (ii) lower transportation costs realized from the implementation of a cost reduction program which achieved more efficient routing and enhanced utilization of Millbrook's truck fleet.

Selling, general and administrative expenses for the three month period ended June 30, 2003 were $15.9 million, as compared to $16.6 million for the three month period ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses increased to 13.8% for the three month period ended June 30, 2003 as compared to 12.6% for the comparable period of the prior year. The decrease in selling, general and administrative expenses for the three month period is principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the year ended March 31, 2003 directly related to customer losses; and

         (ii) lower headcount in Millbrook's selling, general and administrative functions realized from the implementation of a cost reduction program which streamlined Millbrook's workforce.

Amortization of intangibles for the three month period ended June 30, 2002 was approximately $43,000. The Company adopted SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized. As of June 30, 2002, the Company did not have any remaining unamortized intangible assets with definite lives.

Effective May 1, 2002, Holdings amended the indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferral of the May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of the Company's common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as a component of operating income in the accompanying statement of operations during the three month period ended June 30, 2002. The income tax benefit of $0.2 million related to the debt issuance costs was offset by a valuation allowance required by the adoption of SFAS No. 142.

Interest Expense. Interest expense for the three month period ended June 30, 2003 was $4.0 million (consisting of $0.6 million for Holdings and $3.4 million for Enterprises, respectively) as compared to $4.2 million (consisting of $0.7 million for Holdings and $3.5 million for Enterprises, respectively) for the three month period ended June 30, 2002. The decrease in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Company's Credit Agreement and the amendment by Holdings of the indenture underlying 92% ($23.0 million) of its 13% Notes outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Taxes. The provision for income taxes for the three month period ended June 30, 2003 was $0.3 million for each of Holdings and Enterprises as compared to $4.1 million for Holdings and $3.6 million for Enterprises for the three month period ended June 30, 2002. Historically, the Company did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. For the three month period ended June 30, 2003 and 2002, Holdings and Enterprises recorded non-cash deferred income tax expense of approximately $1.3 million and $1.2 million and approximately $5.5 million and $4.8 million, respectively, which would not have been required prior to SFAS No. 142.

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

Net Income (Loss). As a result of the foregoing, the net loss for the three month period ended June 30, 2003 was $3.8 million for Holdings and $3.2 million for Enterprises as compared to $32.4 million for Holdings and $30.8 million for Enterprises for the three month period ended June 30, 2002.

Impact of New Accounting Pronouncements. SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. Effective April 1, 2003, the Company adopted SFAS No. 145. As a result, the Company reclassified $500,000 of debt modification costs to operating expense in its condensed consolidated statement of operations for the three months ended June 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of New Accounting Pronouncements (Continued). SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 will not have any impact on our financial position or overall trends in results of operations.

SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003 and is effective for instruments entered into or modified after May 15, 2003. SFAS No. 150 requires that certain financial instruments including mandatorily redeemable instruments and forward purchase contracts be reported as liabilities by their issuers. The adoption of SFAS No. 150 did not have any impact on our financial position or overall trends in results of operations.

Financial Condition, Liquidity and Capital Resources

Operations for the three months ended June 30, 2003, excluding non-cash charges for depreciation and amortization and deferred income taxes, utilized cash of $2.2 million for Holdings and $1.7 million for Enterprises. Operations for the three months ended June 30, 2002, excluding non-cash charges for depreciation and amortization, modification of debt at Holdings, cumulative effect of a change in accounting principle and deferred income taxes, utilized cash of $2.0 million for Holdings and $1.4 million for Enterprises. During the three month period ended June 30, 2003, other changes in assets and liabilities resulting from operating activities provided cash of $5.9 million for Holdings and $5.4 million for Enterprises as compared to $4.1 million for Holdings and $3.1 million for Enterprises for the three month period ended June 30, 2002, resulting in net cash provided by operating activities of $3.7 million for each of Holdings and Enterprises and $2.1 million for Holdings and $1.7 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of plant and equipment resulted in a use of cash of $0.1 million for each of the three month periods ended June 30, 2003 and 2002 for each of Holdings and Enterprises, respectively.

During the three month period ended June 30, 2003, financing activities, which principally consisted of repayments under the Credit Agreement utilized cash of $7.4 million for each of Holdings and Enterprises. During the three month period ended June 30, 2002, financing activities, which principally consisted of repayments under the Credit Agreement and the payment of debt modification costs by Holdings, utilized cash of $3.7 million for Holdings and $3.2 million for Enterprises.

At June 30, 2003, the Company's balance sheet includes a $10.9 million deferred income tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Company's tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and become payable unless the underlying assets are sold or a tax impairment is recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Financial Condition, Liquidity and Capital Resources (Continued)

The primary sources of liquidity for Holdings and Enterprises are the cash flows from the operations of Millbrook and Manischewitz and borrowings under the Company's Credit Agreement. At June 30, 2003, Millbrook and Manischewitz had approximately $2.6 million of cash and approximately $13.4 million of available borrowing capacity under the Credit Agreement. The Company is currently in compliance with the covenants contained in the Credit Agreement and the indentures relating to its senior notes. The Company's Credit Agreement expires October 28, 2004. It is management's belief that it will either negotiate an extension to its current facility or enter into a new facility on terms acceptable to the Company, although there can be no assurance that such extension or new facility will be completed. Absent the completion of an extension or new facility, the Company's outstanding borrowings under its current facility would be classified as a current liability in its condensed consolidated balance sheet as of December 31, 2003.

From a distribution perspective, Millbrook's business continues to be impacted by the instability of the U.S. supermarket industry, the financial condition of its customers and changes in the competitive landscape as a number of grocery and wholesale distribution companies are no longer in existence. The Company expects some further revenue decline during fiscal 2004, absent new customer growth or expanded distribution to existing customers. Millbrook continues to focus its strategy on expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Management continues to believe in its overall strategy. Further, Millbrook's management effectively implemented a number of cost reduction programs during fiscal 2003 which have reduced its operating costs in order to address and react to the demands of its changing markets. From a branded food products perspective, Manischewitz' operations (principally consisting of its Manischewitz, Season and Guiltless Gourmet brands) are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. Although there can be no assurance, Holdings and Enterprises believe that its operating cash flows and borrowings under its Credit Agreement will be sufficient to meet its obligations and remain in compliance with its covenants. The ability of Holdings and Enterprises to meet those obligations and maintain compliance will depend on a number of factors, including those discussed above, general economic conditions and other factors beyond Holdings' and Enterprises' control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Item 7a of the Company's Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission.

                                  ------------

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure (i) that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and regulations, and (ii) that this information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In June 2003, under the supervision and review of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures was conducted. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic reports to the SEC. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the June 2003 evaluation. However, there can be no assurance that the system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         a.  Index to Exhibits

             Exhibit No.  Description of Document
             -----------  -----------------------

             31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

             31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

             32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

             32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

         b. No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        R.A.B. HOLDINGS, INC.



August 14, 2003                                         /s/ Richard A. Bernstein
                                                        ------------------------
                                                        Richard A. Bernstein
                                                        Chairman



August 14, 2003                                         /s/ Steven M. Grossman
                                                        ----------------------
                                                        Steven M. Grossman
                                                        Chief Financial Officer



                                                        R.A.B. ENTERPRISES, INC.



August 14, 2003                                         /s/ Richard A. Bernstein
                                                        ------------------------
                                                        Richard A. Bernstein
                                                        Chairman



August 14, 2003                                         /s/ Steven M. Grossman
                                                        ----------------------
                                                        Steven M. Grossman
                                                        Chief Financial Officer