Form 10-Q
period 2003-09-30
RAB HOLDINGS INC
filed 2003-11-13
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________


                            Commission File number      333-66221
                                                    -----------------


      R.A.B. HOLDINGS, INC.                       R.A.B. ENTERPRISES, INC.
----------------------------------          ------------------------------------
  (Exact name of registrant as                 (Exact name of registrant as
   specified in its charter)                    specified in its charter)

            DELAWARE                                     DELAWARE
----------------------------------          ------------------------------------
 (State or other jurisdiction of               (State or other jurisdiction of
  incorporation or organization)                incorporation or organization)

           13-3893246                                   13-3988873
-------------------------------------      -------------------------------------
(I.R.S. Employer identification No.)       (I.R.S. Employer identification No.)

444 Madison Avenue, New York, New York                    10022
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

                            Yes     X            No
                                  -----             -----

      Indicate by check mark whether the  registrant  is an  accelerated filer
      (as defined in Rule 12b-2 of the  Exchange Act)   Yes        No  X
                                                           -----     -----

      The registrant's common stock is not publicly held or publicly traded.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                     --------------------------------------
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                TABLE OF CONTENTS


                                                                                            Page
                                                                                           Number
                                                                                           ------
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited)
                 and March 31, 2003                                                         1

               Condensed Consolidated Statements of Operations - Three months ended
                 September 30, 2003 and 2002 (Unaudited)                                    2

               Condensed Consolidated Statements of Operations - Six months ended
                 September 30, 2003 and 2002 (Unaudited)                                    3

               Condensed Consolidated Statements of Cash Flows - Six months ended
                 September 30, 2003 and 2002 (Unaudited)                                    4

               Notes to Condensed Consolidated Financial Statements (Unaudited)           5-10


  Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                 11-16

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk                   17

  Item 4.      Controls and Procedures                                                      17

PART II.       OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K                                             18

SIGNATURES                                                                                  19


PART I.      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)

------------------------------------------------------------------------------------------------------------------------

                                                                        September 30, 2003          March 31, 2003
                                                                    -------------------------   ------------------------
                                                                       Holdings   Enterprises    Holdings    Enterprises
                                                                    ------------  -----------   -----------  -----------
                              ASSETS                                        (Unaudited)
Current assets:
    Cash                                                            $   2,200     $   2,180     $   6,452     $   6,444
    Accounts receivable, net                                           26,845        26,845        38,352        38,352
    Inventories                                                        60,026        60,026        50,960        50,960
    Other current assets                                                5,136        11,205         6,653        12,205
                                                                    ---------     ---------     ---------     ---------
         Total current assets                                          94,207       100,256       102,417       107,961
                                                                    ---------     ---------     ---------     ---------

Other assets                                                            4,582         3,195         4,453         3,318
Property, plant and equipment, net                                     23,674        23,674        25,285        25,285
Goodwill                                                               50,010        50,010        50,010        50,010
Intangibles, net                                                       39,962        39,962        39,962        39,962
                                                                    ---------     ---------     ---------     ---------

Total assets                                                        $ 212,435     $ 217,097     $ 222,127     $ 226,536
                                                                    =========     =========     =========     =========

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
    Accounts payable                                                $  34,113     $  34,113     $  34,347     $  34,347
    Other current liabilities                                          22,747        23,252        22,288        22,944
                                                                    ---------     ---------     ---------     ---------
         Total current liabilities                                     56,860        57,365        56,635        57,291
                                                                    ---------     ---------     ---------     ---------
Noncurrent liabilities:
    Long-term debt                                                    163,962       138,075       165,327       140,340
    Deferred income taxes                                              11,162        11,162        10,662        10,662
    Other liabilities                                                  17,089        17,089        17,874        17,874
                                                                    ---------     ---------     ---------     ---------
         Total noncurrent liabilities                                 192,213       166,326       193,863       168,876
                                                                    ---------     ---------     ---------     ---------
Stockholders' (deficit) equity:
    Preferred stock, $500 par value, 100,000 shares authorized,
      24,875 shares of Series A issued and outstanding                 12,344          --          12,344          --
      1,000 shares of Series B issued and outstanding                     500          --             500          --
    Common stock, $.01 and $1.00 par value, 1,000,000 shares
      and 200 shares authorized, issued 105,100 shares and
      200 shares                                                            1          --               1          --
    Notes receivable from stock sales                                     (94)         --             (92)         --
    Additional paid-in capital                                          2,622        39,482         2,622        39,482
    Retained earnings (deficit)                                       (47,838)      (41,908)      (39,564)      (34,936)
    Accumulated other comprehensive loss                               (4,168)       (4,168)       (4,177)       (4,177)
                                                                    ---------     ---------     ---------     ---------
                                                                      (36,633)       (6,594)      (28,366)          369
    Less common stock in treasury - 4,600 shares                            5          --               5          --
                                                                    ---------     ---------     ---------     ---------
      Total stockholders' (deficit) equity                            (36,638)       (6,594)      (28,371)          369
                                                                    ---------     ---------     ---------     ---------

Total liabilities and stockholders' (deficit) equity                $ 212,435     $ 217,097     $ 222,127     $ 226,536
                                                                    =========     =========     =========     =========

            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
--------------------------------------------------------------------------------

                                                  Three Months Ended          Three Months Ended
                                                  September 30, 2003          September 30, 2002
                                              -------------------------    -------------------------
                                                Holdings    Enterprises     Holdings     Enterprises
                                              ----------    -----------    ----------    -----------
                                                     (Unaudited)                  (Unaudited)

Revenues                                       $ 116,312     $ 116,312     $ 119,304     $ 119,304

Costs and expenses:
       Cost of sales                              89,276        89,276        93,083        93,083
       Selling                                     9,682         9,682        10,077        10,077
       Distribution and warehousing               10,732        10,732        11,386        11,386
       General and administrative                  6,891         6,843         6,052         6,039
                                               ---------     ---------     ---------     ---------

                   Total costs and expenses      116,581       116,533       120,598       120,585
                                               ---------     ---------     ---------     ---------


Operating loss                                      (269)         (221)       (1,294)       (1,281)

Interest expense, net                              3,892         3,324         4,264         3,720
                                               ---------     ---------     ---------     ---------


Loss before provision for income taxes            (4,161)       (3,545)       (5,558)       (5,001)

Provision for income taxes                           288           250          --            --
                                               ---------     ---------     ---------     ---------

Net loss                                       $  (4,449)    $  (3,795)    $  (5,558)    $  (5,001)
                                               =========     =========     =========     =========


     See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------

                                                            Six Months Ended           Six Months Ended
                                                           September 30, 2003         September 30, 2002
                                                       -------------------------   ------------------------
                                                        Holdings     Enterprises    Holdings    Enterprises
                                                       ----------    -----------   ----------   -----------
                                                             (Unaudited)                 (Unaudited)

Revenues                                               $ 231,218     $ 231,218     $ 250,526     $ 250,526

Costs and expenses:
       Cost of sales                                     177,407       177,407       195,407       195,407
       Selling                                            19,322        19,322        20,135        20,135
       Distribution and warehousing                       21,233        21,233        23,085        23,085
       General and administrative                         13,108        13,011        12,573        12,553
       Amortization of intangibles                          --            --              43            43
       Debt modification costs                              --            --             500          --
                                                       ---------     ---------     ---------     ---------

                   Total costs and expenses              231,070       230,973       251,743       251,223
                                                       ---------     ---------     ---------     ---------


Operating income (loss)                                      148           245        (1,217)         (697)

Interest expense, net                                      7,846         6,717         8,436         7,260
                                                       ---------     ---------     ---------     ---------


Loss before provision for income taxes                    (7,698)       (6,472)       (9,653)       (7,957)

Provision for income taxes                                   576           500         4,098         3,631
                                                       ---------     ---------     ---------     ---------

Loss before cumulative effect of  change in
accounting principle                                      (8,274)       (6,972)      (13,751)      (11,588)

Cumulative effect of change in accounting principle         --            --         (24,230)      (24,230)
                                                       ---------     ---------     ---------     ---------
Net loss                                               $  (8,274)    $  (6,972)    $ (37,981)    $ (35,818)
                                                       =========     =========     =========     =========


     See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
--------------------------------------------------------------------------------

                                                                          Six Months Ended                 Six Months Ended
                                                                         September 30, 2003                September 30, 2002
                                                                   -----------------------------    ----------------------------
                                                                     Holdings       Enterprises       Holdings       Enterprises
                                                                   -----------      ------------    ----------       -----------
                                                                           (Unaudited)                      (Unaudited)
Cash flows from operating activities:
   Net loss                                                          $ (8,274)       $ (6,972)       $(37,981)       $(35,818)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating activities:
         Depreciation and amortization                                  2,787           2,564           3,145           2,958
         Modification of debt                                              --              --             500              --
         Cumulative effect of change in accounting principle               --              --          24,230          24,230
         Deferred income taxes                                            500             500           4,098           3,631
   Changes in assets and liabilities:
         Accounts receivable                                           11,507          11,507          10,767          10,767
         Inventories                                                   (9,066)         (9,066)         (2,891)         (2,891)
         Accounts payable                                                (234)           (234)         (2,888)         (2,888)
         Other assets and liabilities                                   1,164              73            (380)         (1,906)
                                                                     --------        --------        --------        --------

Net cash used in operating activities                                  (1,616)         (1,628)         (1,400)         (1,917)
                                                                     --------        --------        --------        --------

Cash flows from investing activities:
   Purchase of equipment                                                 (371)           (371)           (323)           (323)
                                                                     --------        --------        --------        --------

Cash flows from financing activities:
   Payment of debt modification costs                                      --              --            (557)             --
   Repayments (borrowings) under Credit Agreement                      (2,265)         (2,265)             48              48
   Proceeds from repurchase of common stock                                --              --             (12)             --
                                                                     --------        --------        --------        --------

Net cash (used in) provided by financing activities                    (2,265)         (2,265)           (521)             48
                                                                     --------        --------        --------        --------

Net decrease in cash                                                   (4,252)         (4,264)         (2,244)         (2,192)

Cash, beginning of period                                               6,452           6,444           4,526           4,456
                                                                     --------        --------        --------        --------

Cash, end of period                                                  $  2,200        $  2,180        $  2,282        $  2,264
                                                                     ========        ========        ========        ========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest                                                       $  6,120        $  5,990        $  6,566        $  6,435
      Income taxes                                                   $    126        $    125        $     28        $     28
   Non-cash financing activities:
      Additional indebtedness due to deferred interest
         payment on 6% Senior Notes                                  $    757        $   --          $  1,495        $   --


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

These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements contained in the Company's Form 10-K for the year ended March 31, 2003 filed with the Securities and Exchange Commission. The information related to March 31, 2003 contained herein has been derived from the Company's audited consolidated financial statements. Certain reclassifications have been made in the prior year financial statements to conform with the current year presentation.

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2003 and 2002.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):

                                September 30,         March 31,
                                    2003                2003
                                ------------         ----------
Raw materials                    $  1,768             $  1,849
Finished goods                     58,258               49,111
                                 --------             --------
                                 $ 60,026             $ 50,960
                                 ========             ========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the six month period ended September 30, 2002 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles (accumulated amortization was $2,038,000 at September 30, 2002) still required to be amortized under SFAS No. 142.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

The effect of adopting the new standard on the net loss for the six month periods ended September 30, 2003 and 2002 is as follows (in thousands):


                                                            2003                        2002
                                                  -------------------------   -------------------------
                                                   Holdings     Enterprises    Holdings     Enterprises
                                                  ---------     -----------   ---------     -----------

Net Loss                                          $ (8,274)     $ (6,972)      $(37,981)      $(35,818)
Less: cumulative effect of change in
  accounting principle                                --            --           24,230         24,230
                                                  --------      --------       --------       --------

Net Loss, excluding cumulative effect of
  change in accounting principle                    (8,274)       (6,972)       (13,751)       (11,588)
Add: valuation allowances recorded as a
  result of SFAS No. 142                             3,016         2,617          7,899          6,843
                                                  --------      --------       --------       --------

Net Loss, excluding cumulative effect of
  change in accounting principle and
  valuation allowances                            $ (5,258)     $ (4,355)      $ (5,852)      $ (4,745)
                                                  ========      ========       ========       ========

NOTE D - Related Party Transactions

For each of the six month periods ended September 30, 2003 and 2002, the Company paid $1,042,000 and $1,020,000, respectively to P&E Properties, Inc., an affiliated entity of which the Company's Chairman and Chief Executive Officer is the sole shareholder, for management fees, services provided and expenses incurred on the Company's behalf.

NOTE E - Income Taxes

The provision for income taxes for the six month periods ended September 30, 2003 and 2002 consisted of the following (in thousands):


                                                           2003                            2002
                                                --------------------------     ---------------------------
                                                  Holdings     Enterprises      Holdings       Enterprises
                                                -----------    -----------     -----------    ------------

Income Tax Benefit                               $(2,440)        $(2,117)       $(3,801)         $(3,212)

Valuation Allowances recorded as a
        result of SFAS No. 142:
-------------------------------
Valuation Allowance related to continuing
  operations for the six months ended
  September 30, 2003 and 2002                      3,016           2,617          3,801            3,212
Additional Valuation Allowance resulting
  from deferred tax assets in excess
  of deferred tax liabilities, excluding
  identified intangibles                            --              --            4,098            3,631
                                                 -------         -------        -------          -------

 Provision for Income Taxes                      $   576         $   500        $ 4,098          $ 3,631
                                                 =======         =======        =======          =======

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE E - Income Taxes (Continued)

SFAS No. 109, "Accounting for Income Taxes", requires that deferred tax assets be reduced by a valuation allowance, if based on available evidence it is more likely than not that the deferred tax assets will not be realized. Under generally accepted accounting principles, available evidence includes the reversal of existing taxable temporary differences. As of March 31, 2003, Holdings and Enterprises had net deferred tax liabilities before the impact of SFAS No. 142 of approximately $2.9 million and $4.3 million, respectively; each including a deferred tax liability for taxable temporary differences resulting from different amortization periods for identified intangibles of approximately $10.7 million.

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

Historically, the Company did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. For the six month periods ended September 30, 2003 and 2002, Holdings and Enterprises recorded non-cash deferred income tax expense of approximately $3.0 million and $2.6 million and approximately $7.9 million and $6.8 million, respectively, which would not have been required prior to SFAS No. 142.

NOTE F - Comprehensive Loss

For the three and six month periods ended September 30, 2003, the comprehensive loss was ($4,449,000) and ($8,265,000) for Holdings and ($3,795,000) and
($6,963,000) for Enterprises as compared to ($5,563,000) and ($37,983,000) for
Holdings and ($5,006,000) and ($35,820,000) for Enterprises for the three and six month periods ended September 30, 2002.

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


For the three month periods ended September 30,                          2003                      2002
-----------------------------------------------               -------------------------   ------------------------
(in thousands)                                                  Holdings    Enterprises    Holdings    Enterprises
                                                              -----------   -----------   ----------   -----------
Revenues
     Millbrook ..............................................  $ 108,873    $ 108,873      $ 110,859    $ 110,859
     Manischewitz ...........................................      8,746        8,746         10,184       10,184
                                                               ---------    ---------      ---------    ---------
        Total segment revenues ..............................    117,619      117,619        121,043      121,043
     Corporate items, principally the elimination
        of intercompany sales ...............................     (1,307)      (1,307)        (1,739)      (1,739)
                                                               ---------    ---------      ---------    ---------
                                                               $ 116,312    $ 116,312      $ 119,304    $ 119,304
                                                               =========    =========      =========    =========
Operating income (loss)
     Millbrook ..............................................  $   1,872    $   1,872      $     473    $     473
     Manischewitz ...........................................        (76)         (76)          (222)        (222)
                                                               ---------    ---------      ---------    ---------
        Total segment operating income ......................      1,796        1,796            251          251
     Corporate items and eliminations .......................     (2,065)      (2,017)        (1,545)      (1,532)
                                                               ---------    ---------      ---------    ---------
                                                               $    (269)   $    (221)     $  (1,294)   $  (1,281)
                                                               =========    =========      =========    =========

For the six month periods ended September 30,                           2003                        2002
---------------------------------------------                  -----------------------     -----------------------
(in thousands)                                                  Holdings   Enterprises     Holdings    Enterprises
                                                               ---------   -----------     ---------   -----------
Revenues
     Millbrook ..............................................  $ 217,614    $ 217,614      $ 235,648    $ 235,648
     Manischewitz ...........................................     16,585       16,585         17,757       17,757
                                                               ---------    ---------      ---------    ---------
        Total segment revenues ..............................    234,199      234,199        253,405      253,405
     Corporate items, principally the elimination
        of intercompany sales ...............................     (2,981)      (2,981)        (2,879)      (2,879)
                                                               ---------    ---------      ---------    ---------
                                                               $ 231,218    $ 231,218      $ 250,526    $ 250,526
                                                               =========    =========      =========    =========
Operating income (loss)
     Millbrook ..............................................  $   3,779    $   3,779      $   2,625    $   2,625
     Manischewitz ...........................................        251          251             57           57
                                                               ---------    ---------      ---------    ---------
        Total segment operating income ......................      4,030        4,030          2,682        2,682
     Corporate items and eliminations .......................     (3,882)      (3,785)        (3,899)      (3,379)
                                                               ---------    ---------      ---------    ---------
                                                               $     148    $     245      $  (1,217)   $    (697)
                                                               =========    =========      =========    =========
As of September 30,
-------------------
Identifiable assets
     Millbrook ..............................................  $  87,108    $  87,108      $  95,139    $  95,139
     Manischewitz ...........................................     33,785       33,785         34,771       34,771
                                                               ---------    ---------      ---------    ---------
        Total segment assets ................................    120,893      120,893        129,910      129,910
     Corporate items, principally intangibles
        not allocated to segments ...........................     91,542       96,204         92,861       96,635
                                                               ---------    ---------      ---------    ---------
                                                               $ 212,435    $ 217,097      $ 222,771    $ 226,545
                                                               =========    =========      =========    =========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE H - Debt Modification Costs

Effective May 1, 2002, Holdings amended the indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferral of the May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as a component of operating income in the accompanying statement of operations during the six month period ended September 30, 2002. The income tax benefit of $0.2 million related to the debt issuance costs was offset by a valuation allowance required by the adoption of SFAS No. 142, as described in Note E - Income Taxes. On November 1, 2002 and May 1, 2003, the Company elected to defer the cash payment of interest on its 6% Notes.

NOTE I - New Accounting Pronouncements

SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. Effective April 1, 2003, the Company adopted SFAS No. 145. As a result, the Company reclassified $500,000 of debt modification costs to operating expense in its condensed consolidated statement of operations for the six months ended September 30, 2002.

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

NOTE J - Subsequent Events

On October 29, 2003, Enterprises entered into an arrangement with certain holders of its 10.5% Notes to make the November 1, 2003 interest payment in the form of additional Notes in lieu of cash. The arrangement provided that each participating holder would receive $1,000 in principal amount of 10.5% Notes for each $500 of interest due. Residual amounts of interest less than $500 would be paid in cash. Holders of approximately 69% of the outstanding 10.5% Notes participated in the arrangement. As a result, the Company issued to holders approximately $5.8 million in principal amount of 10.5% Notes in lieu of approximately $2.9 million in cash interest. The remaining holders received their interest payment in cash. In addition, on November 1, 2003, Holdings elected to defer the cash payment of interest on its 6% Notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended September 30, 2003 decreased $3.0 million or 2.5% to $116.3 million as compared to $119.3 million for the three month period ended September 30, 2002. Revenues for the six month period ended September 30, 2003 decreased $19.3 million or 7.7% to $231.2 million as compared to $250.5 million for the six month period ended September 30, 2002. Revenues include:

         (i) Millbrook's revenues of $108.9 million and $217.6 million for the three and six month periods ended September 30, 2003 as compared to $110.9 million and $235.6 million for the three and six month periods ended September 30, 2002;

         (ii) Manischewitz' revenues of $8.8 million and $16.6 million for the three and six month periods ended September 30, 2003 as compared to $10.2 million and $17.8 million for the three and six month periods ended September 30, 2002; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.4) million and ($3.0) million for the three and six month periods ended September 30, 2003 as compared to ($1.8) million and ($2.9) million for the three and six month periods ended September 30, 2002.

Millbrook's revenues decreased $2.0 million and $18.0 million or 1.8% and 7.7% for the three and six month periods ended September 30, 2003 as compared to the comparable periods of the prior year. The decrease in revenues for the three and six month periods is principally due to decreased sales resulting from customer bankruptcies and in the six month period, a decision made by a former customer in the beginning of fiscal 2002 to phase out its purchases from Millbrook as it moved to self-distribution. This phase out was completed in the first quarter of fiscal 2004. Customer bankruptcies include the closure of Ames Department Stores ("Ames") in August, 2002.

Excluding sales made to Ames and the former customer that moved to self-distribution during the three and six month periods ended September 30, 2002, Millbrook's revenues increased 3.7% and 1.4% for the three and six month periods ended September 30, 2003. Beginning with Millbrook's third fiscal quarter ending December 31, 2003, there will be no prospective negative sales comparison resulting from the Ames bankruptcy.

Manischewitz' revenues decreased $1.4 million and $1.2 million or 14.1% and 6.6% for the three and six month periods ended September 30, 2003 as compared to the comparable periods of the prior year. The decrease in revenues is principally due to the following:

         (i) decreased sales of Manischewitz brand products for the three month period ($1.0 million) were offset by increased sales of Manischewitz brand products during the first quarter ($1.3 million). The decline in volume during the three month period is largely attributable to a strategic decision to shift the promotional focus of the brand from the trade to the consumer. Marketing expenditures that had been previously spent to move product into the distribution channel have been reduced in favor of advertising and consumer promotions. Sales for the six month period remained $0.3 million ahead of last year principally due to increased sales resulting from the conclusion of the Passover holiday during April 2003;

         (ii) decreased sales of Guiltless Gourmet products for the three month period ($0.5 million) and for the six month period ($1.1 million). This decline is attributable to the aggressive launch of two product lines by established competitors in late 2002 targeted at core Guiltless Gourmet consumers. These introductions have taken shelf space and reduced the number of Guiltless Gourmet product facings at retail. As the promotional launch periods of these introductions expire, management believes that Guiltless Gourmet will begin to re-establish its shelf position; and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(iii) increased sales of Season brand products for the three month period ($0.1 million) which partially offset the decreased sales of Season brand products during the first quarter ($0.5 million) resulting from competitive pressures in its product categories.

Gross Profit. Gross profit for the three and six month periods ended September 30, 2003 was $27.0 million and $53.8 million as compared to $26.2 million and $55.1 million for the three and six month periods ended September 30, 2002, an increase of $0.8 million or 3.1% in the three month period and a decrease of $1.3 million or 2.4% in the six month period. As a percentage of revenues, the gross profit margin was 23.2% and 23.3% for the three and six month periods ended September 30, 2003 as compared to 22.0% for the three and six month periods ended September 30, 2002.

The increase in gross profit dollars and gross profit margin for the three month period is primarily due to the following:

         (i) Millbrook's higher gross profit margin (0.9%) resulting from the shift in its customer base from non-serviced to serviced customers and a shift in product mix from lower margin health and beauty care products to higher margin specialty food products, partially offset by decreased gross profit dollars associated with lower revenues, and

         (ii) Manischewitz' higher gross profit margin (0.3%) resulting from improved utilization of its manufacturing facilities, partially offset by decreased gross profit dollars associated with lower revenues. At the beginning of this fiscal year, management implemented a manufacturing cost reduction program as well as a re-alignment of its production schedule which has resulted in lower overall costs and a higher absorption of manufacturing overhead costs.

The decrease in gross profit dollars and the increase in gross profit margin for the six month period is primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($1.6 million) and increased gross profit margin (1.0%) resulting from the shift in Millbrook's customer base from non-serviced to serviced customers and a shift in product mix from lower margin health and beauty care products to higher margin specialty food products; partially offset by

         (ii) increased gross profit dollars associated with Manischewitz' higher revenues ($0.3 million) and increased gross profit margin (0.3%) due to improved utilization of Manischewitz' manufacturing facilities resulting in higher absorption of manufacturing overhead.

Operating Expenses. Distribution and warehousing expenses for the three and six month periods ended September 30, 2003 were $10.7 million and $21.2 million, as compared to $11.4 million and $23.1 million for the three and six month periods ended September 30, 2002. As a percentage of revenues, distribution and warehousing expenses were 9.2% for the three and six month periods ended September 30, 2003 as compared to 9.5% and 9.2% in the comparable periods of the prior year. Distribution and warehousing costs for the three and six month periods were impacted by the following:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses for the three and six month periods ended September 30, 2003 were $16.6 million and $32.4 million, as compared to $16.1 million and $32.7 million for the three and six month periods ended September 30, 2002. As a percentage of revenues, selling, general and administrative expenses increased to 14.2% and 14.0% for the three and six month periods ended September 30, 2003 as compared to 13.5% and 13.1% for the comparable periods of the prior year.

The increase in selling, general and administrative expenses for the three month period is principally due to the following:

         (i) Millbrook's increased provision for doubtful accounts resulting from customer bankruptcies; partially offset by

         (ii) lower headcount in Millbrook's salesforce due to reductions made during the year ended March 31, 2003 directly related to customer losses.

The decrease in selling, general and administrative expenses for the six month period is principally due to the following:

         (i) lower headcount in Millbrook's salesforce due to reductions made during the year ended March 31, 2003 directly related to customer losses; and

         (ii) lower headcount in Millbrook's selling, general and administrative functions realized from the implementation of a cost reduction program which streamlined Millbrook's workforce; partially offset by

         (iii) Millbrook's increased provision for doubtful accounts resulting from customer bankruptcies.

Amortization of intangibles for the six month period ended September 30, 2002 was approximately $43,000. The Company adopted SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized. As of September 30, 2002, the Company did not have any remaining unamortized intangible assets with definite lives.

Effective May 1, 2002, Holdings amended the indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferral of the May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as a component of operating income in the accompanying statement of operations during the six month period ended September 30, 2002. The income tax benefit of $0.2 million related to the debt issuance costs was offset by a valuation allowance required by the adoption of SFAS No. 142. On November 1, 2003, Holdings elected to defer the cash payment of interest on its 6% Notes.

On October 29, 2003, Enterprises entered into an arrangement with certain holders of its 10.5% Notes to make the November 1, 2003 interest payment in the form of additional Notes in lieu of cash. Holders of approximately 69% of the outstanding 10.5% Notes participated in the arrangement. As a result, the Company issued to holders approximately $5.8 million in principal amount of 10.5% Notes in lieu of approximately $2.9 million in cash interest. The remaining holders received their interest payment in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest Expense. Interest expense for the three and six month periods ended September 30, 2003 was $3.9 million (consisting of $0.6 million for Holdings and $3.3 million for Enterprises, respectively) and $7.8 million (consisting of $1.1 million for Holdings and $6.7 million for Enterprises, respectively) as compared to $4.3 million (consisting of $0.6 million for Holdings and $3.7 million for Enterprises, respectively) and $8.4 million (consisting of $1.1 million for Holdings and $7.3 million for Enterprises, respectively) for the three and six month periods ended September 30, 2002. The decrease in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Company's Credit Agreement.

Taxes. The provision for income taxes for the three and six month periods ended September 30, 2003 was $0.3 million and $0.6 million for Holdings and $0.3 million and $0.5 million for Enterprises as compared to $4.1 million for Holdings and $3.6 million for Enterprises for the six month period ended September 30, 2002. Historically, the Company did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. For the six month periods ended September 30, 2003 and 2002, Holdings and Enterprises recorded non-cash deferred income tax expense of approximately $3.0 million and $2.6 million and approximately $7.9 million and $6.8 million, respectively, which would not have been required prior to SFAS No. 142.

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

Net Income (Loss). As a result of the foregoing, the net loss for the three and six month periods ended September 30, 2003 was $4.4 million and $8.3 million for Holdings and $3.8 million and $7.0 million for Enterprises as compared to $5.6 million and $38.0 million for Holdings and $5.0 million and $35.8 million for Enterprises for the three and six month periods ended September 30, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Impact of New Accounting Pronouncements. SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. Effective April 1, 2003, the Company adopted SFAS No. 145. As a result, the Company reclassified $500,000 of debt modification costs to operating expense in its condensed consolidated statement of operations for the six months ended September 30, 2002.

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

Financial Condition, Liquidity and Capital Resources

Operations for the six months ended September 30, 2003, excluding non-cash charges for depreciation and amortization and deferred income taxes, utilized cash of $5.0 million for Holdings and $3.9 million for Enterprises. Operations for the six months ended September 30, 2002, excluding non-cash charges for depreciation and amortization, modification of debt at Holdings, cumulative effect of a change in accounting principle and deferred income taxes, utilized cash of $6.0 million for Holdings and $5.0 million for Enterprises. During the six month period ended September 30, 2003, other changes in assets and liabilities resulting from operating activities provided cash of $3.4 million for Holdings and $2.3 million for Enterprises as compared to $4.6 million for Holdings and $3.1 million for Enterprises for the six month period ended September 30, 2002, resulting in net cash utilized by operating activities of $1.6 million for each of Holdings and Enterprises and $1.4 million for Holdings and $1.9 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of plant and equipment resulted in a use of cash of $0.4 million and $0.3 million for the six month periods ended September 30, 2003 and 2002 for each of Holdings and Enterprises, respectively.

During the six month period ended September 30, 2003, financing activities, which principally consisted of repayments under the Credit Agreement utilized cash of $2.3 million for each of Holdings and Enterprises. During the six month period ended September 30, 2002, financing activities, which principally consisted of borrowings under the Credit Agreement and the payment of debt modification costs by Holdings, utilized cash of $0.5 million for Holdings and provided cash of $0.1 million for Enterprises.

At September 30, 2003, the Company's balance sheet includes a $11.2 million deferred income tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Company's tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and become payable unless the underlying assets are sold or a tax impairment is recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Financial Condition, Liquidity and Capital Resources (Continued)

The primary sources of liquidity for Holdings and Enterprises are the cash flows from the operations of Millbrook and Manischewitz and borrowings under the Company's Credit Agreement. At September 30, 2003, Millbrook and Manischewitz had approximately $2.1 million of cash and approximately $8.9 million of available borrowing capacity under the Credit Agreement. The Company is currently in compliance with the covenants contained in the Credit Agreement and the indentures relating to its senior notes. The Company's Credit Agreement expires October 28, 2004. It is management's belief that it will either negotiate an extension to its current facility or enter into a new facility on terms acceptable to the Company, although there can be no assurance that such extension or new facility will be completed. Absent the completion of an extension or new facility, the Company's outstanding borrowings under its current facility would be classified as a current liability in its condensed consolidated balance sheet as of December 31, 2003.

From a distribution perspective, Millbrook's business continues to be impacted by the instability of the U.S. supermarket industry, the financial condition of its customers and changes in the competitive landscape as a number of grocery and wholesale distribution companies are no longer in existence. The Company expects that Millbrook's revenues during the second half of fiscal 2004 will stabilize, reflecting new customer growth and expanded distribution to existing customers, partially offset by lower sales to certain customers experiencing financial difficulties. Millbrook continues to focus its strategy on expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Management continues to believe in its overall strategy. Further, Millbrook's management effectively implemented a number of cost reduction programs during fiscal 2003 which have reduced its operating costs in order to address and react to the demands of its changing markets. From a branded food products perspective, Manischewitz' operations (principally consisting of its Manischewitz, Season and Guiltless Gourmet brands) are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. Although there can be no assurance, Holdings and Enterprises believe that its operating cash flows and borrowings under its Credit Agreement will be sufficient to meet its obligations and remain in compliance with its covenants. The ability of Holdings and Enterprises to meet those obligations and maintain compliance will depend on a number of factors, including those discussed above, general economic conditions and other factors beyond Holdings' and Enterprises' control.

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

                                 --------------

Certain statements contained in this report on Form 10-Q, including but not limited to statements contained in the foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Additionally, written materials issued and oral statements made from time to time by Holdings and Enterprises may contain forward-looking statements. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and by their use of words such as "goals", "expects", "plans", "believes", "estimates", "forecasts", "projects", "intends" and other words of similar meaning. Execution of business and acquisition strategies, expansion of product lines and increase of distribution networks or product sales are areas, among others, whose future success may be difficult to predict. They are based on management's then-current information, assumptions, plans, expectations, estimates and projections regarding the food and wholesale distribution industries. However, such statements are not guarantees of future performance, and actual results and outcomes may differ materially from what is expressed depending on a variety of factors, many of which are outside of Holdings' and Enterprises' control. Given these uncertainties, current and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update or revise any forward-looking statements or to publicly announce the result of any revisions to any of the forward-looking statements herein to reflect future events or developments.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure (i) that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and regulations, and (ii) that this information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In November 2003, under the supervision and review of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company's disclosure controls and procedures was conducted. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are effective in alerting them in a timely manner to material information regarding the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic reports to the SEC. In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the November 2003 evaluation. However, there can be no assurance that the system of disclosure controls and procedures will always achieve its stated goals under all future conditions, no matter how remote.

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



                                                    R.A.B. HOLDINGS, INC.



November 13, 2003                                   /s/ Richard A. Bernstein
                                                    ------------------------
                                                    Richard A. Bernstein
                                                    Chairman



November 13, 2003                                   /s/ Steven M. Grossman
                                                    ----------------------
                                                    Steven M. Grossman
                                                    Chief Financial Officer



                                                    R.A.B. ENTERPRISES, INC.



November 13, 2003                                   /s/ Richard A. Bernstein
                                                    ------------------------
                                                    Richard A. Bernstein
                                                    Chairman



November 13, 2003                                   /s/ Steven M. Grossman
                                                    ----------------------
                                                    Steven M. Grossman
                                                    Chief Financial Officer