Form 10-Q
period 2003-12-31
RAB HOLDINGS INC
filed 2004-02-12
CIK 1067702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE PERIOD ENDED DECEMBER 31, 2003
                              -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ____________


                 Commission File number           333-66221
                                                  ---------



                   R.A.B. HOLDINGS, INC.                                                 R.A.B. ENTERPRISES, INC.
-------------------------------------------------------------        -----------------------------------------------------------
(Exact name of registrant as specified in its charter)               (Exact name of registrant as specified in its charter)

                          DELAWARE                                                           DELAWARE
-------------------------------------------------------------       ------------------------------------------------------------
              (State or other jurisdiction of                                     (State or other jurisdiction of
               incorporation or organization)                                     incorporation or organization)

                         13-3893246                                                         13-3988873
-------------------------------------------------------------       ------------------------------------------------------------
            (I.R.S. Employer identification No.)                                 (I.R.S. Employer identification No.)

          444 Madison Avenue, New York, New York                                                   10022
-------------------------------------------------------------       ------------------------------------------------------------
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

                               Yes   X            No
                                   -----             ---

         Indicate by check mark whether the registrant is an accelerated filer
         (as defined in Rule 12b-2 of the Exchange Act)  Yes       No  X
                                                             ---      ---

         The registrant's common stock is not publicly held or publicly traded.

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                Page
                                                                                               Number
                                                                                               ------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements


             Condensed Consolidated Balance Sheets - December 31, 2003 (Unaudited)
               and March 31, 2003                                                                 1

             Condensed Consolidated Statements of Operations - Three months ended
               December 31, 2003 and 2002 (Unaudited)                                             2

             Condensed Consolidated Statements of Operations - Nine months ended
               December 31, 2003 and 2002 (Unaudited)                                             3

             Condensed Consolidated Statements of Cash Flows - Nine months ended
               December 31, 2003 and 2002 (Unaudited)                                             4

             Notes to Condensed Consolidated Financial Statements (Unaudited)                  5-10

  Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                          11-17

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          18

  Item 4.    Controls and Procedures                                                             18

PART II.     OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                                    19

SIGNATURES                                                                                       20


PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
-------------------------------------------------------------------------------


                                                                                  December 31, 2003            March 31, 2003
                                                                              -------------------------   --------------------------
                                                                              Holdings      Enterprises   Holdings       Enterprises
                                                                              --------      -----------   --------       -----------
                                                                                    (Unaudited)
                                     ASSETS
Current assets:
  Cash                                                                        $   2,845     $   2,822     $   6,452     $   6,444
  Accounts receivable, net                                                       29,167        29,167        38,352        38,352
  Inventories                                                                    76,311        76,311        50,960        50,960
  Other current assets                                                            9,555        15,555         6,653        12,205
                                                                              ---------     ---------     ---------     ---------
    Total current assets                                                        117,878       123,855       102,417       107,961
                                                                              ---------     ---------     ---------     ---------

Other assets                                                                      4,662         3,688         4,453         3,318
Property, plant and equipment, net                                               22,885        22,885        25,285        25,285
Goodwill                                                                         50,010        50,010        50,010        50,010
Intangibles, net                                                                 39,962        39,962        39,962        39,962
                                                                              ---------     ---------     ---------     ---------

Total assets                                                                  $ 235,397     $ 240,400     $ 222,127     $ 226,536
                                                                              =========     =========     =========     =========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable                                                            $  35,420     $  35,420     $  34,347     $  34,347
  Other current liabilities                                                      21,877        22,513        22,288        22,944
                                                                              ---------     ---------     ---------     ---------
    Total current liabilities                                                    57,297        57,933        56,635        57,291
                                                                              ---------     ---------     ---------     ---------
Noncurrent liabilities:
  Long-term debt                                                                188,970       162,230       165,327       140,340
  Deferred income taxes                                                          11,412        11,412        10,662        10,662
  Other liabilities                                                              17,091        17,091        17,874        17,874
                                                                              ---------     ---------     ---------     ---------
    Total noncurrent liabilities                                                217,473       190,733       193,863       168,876
                                                                              ---------     ---------     ---------     ---------
Stockholders' (deficit) equity:
  Preferred stock, $500 par value, 100,000 shares authorized,
   24,875 shares of Series A issued and outstanding                              12,344             -        12,344             -
   1,000 shares of Series B issued and outstanding                                  500             -           500             -
Common stock, $.01 and $1.00 par value, 1,000,000 shares
  and 200 shares authorized, issued 105,100 shares and
   200 shares                                                                         1             -             1             -
  Notes receivable from stock sales                                                 (91)            -           (92)            -
  Additional paid-in capital                                                      2,622        39,482         2,622        39,482
  Retained earnings (deficit)                                                   (50,576)      (43,580)      (39,564)      (34,936)
  Accumulated other comprehensive loss                                           (4,168)       (4,168)       (4,177)       (4,177)
                                                                              ---------     ---------     ---------     ---------
                                                                                (39,368)       (8,266)      (28,366)          369
  Less common stock in treasury - 4,600 shares                                        5             -             5             -
                                                                              ---------     ---------     ---------     ---------
    Total stockholders' (deficit) equity                                        (39,373)       (8,266)      (28,371)          369
                                                                              ---------     ---------     ---------     ---------

Total liabilities and stockholders' (deficit) equity                          $ 235,397     $ 240,400     $ 222,127     $ 226,536
                                                                              =========     =========     =========     =========


            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------


                                                                Three Months Ended                Three Months Ended
                                                                December 31, 2003                 December 31, 2002
                                                           -------------------------------    ----------------------------
                                                            Holdings          Enterprises      Holdings       Enterprises
                                                           ---------         -------------    ----------     -------------
                                                                   (Unaudited)                       (Unaudited)
Revenues                                                   $ 130,222        $ 130,222        $ 120,515        $ 120,515

Costs and expenses:
       Cost of sales                                          99,860           99,860           91,381           91,381
       Selling                                                10,623           10,623            9,748            9,748
       Distribution and warehousing                           10,982           10,982           11,218           11,218
       General and administrative                              6,690            6,238            6,392            6,361
                                                           ---------        ---------        ---------        ---------

                   Total costs and expenses                  128,155          127,703          118,739          118,708
                                                           ---------        ---------        ---------        ---------

Operating income                                               2,067            2,519            1,776            1,807

Interest expense, net                                          4,487            3,911            4,373            3,826
                                                           ---------        ---------        ---------        ---------

Loss before provision for income taxes                        (2,420)          (1,392)          (2,597)          (2,019)

Provision for income taxes                                       318              280                -                -
                                                           ---------        ---------        ---------        ---------

Net loss                                                   $  (2,738)       $  (1,672)       $  (2,597)       $  (2,019)
                                                           =========        =========        =========        =========



            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
-------------------------------------------------------------------------------


                                                                     Nine Months Ended             Nine Months Ended
                                                                     December 31, 2003             December 31, 2002
                                                                 -------------------------     -------------------------
                                                                  Holdings     Enterprises      Holdings     Enterprises
                                                                 ----------    -----------     ----------    -----------
                                                                       (Unaudited)                     (Unaudited)
Revenues                                                         $ 361,440      $ 361,440      $ 371,041      $ 371,041

Costs and expenses:
       Cost of sales                                               277,267        277,267        286,788        286,788
       Selling                                                      29,945         29,945         29,883         29,883
       Distribution and warehousing                                 32,215         32,215         34,303         34,303
       General and administrative                                   19,798         19,249         18,965         18,914
       Amortization of intangibles                                       -              -             43             43
       Debt modification costs                                           -              -            500              -
                                                                 ---------      ---------      ---------      ---------

                   Total costs and expenses                        359,225        358,676        370,482        369,931
                                                                 ---------      ---------      ---------      ---------

Operating income                                                     2,215          2,764            559          1,110

Interest expense, net                                               12,333         10,628         12,809         11,086
                                                                 ---------      ---------      ---------      ---------

Loss before provision for income taxes                             (10,118)        (7,864)       (12,250)        (9,976)

Provision for income taxes                                             894            780          4,098          3,631
                                                                 ---------      ---------      ---------      ---------

Loss before cumulative effect of change in
   accounting principle                                            (11,012)        (8,644)       (16,348)       (13,607)

Cumulative effect of change in accounting principle                      -              -        (24,230)       (24,230)
                                                                 ---------      ---------      ---------      ---------

Net loss                                                         $ (11,012)     $  (8,644)     $ (40,578)     $ (37,837)
                                                                 =========      =========      =========      =========




            See notes to Condensed Consolidated Financial Statements

R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
-------------------------------------------------------------------------------


                                                                         Nine Months Ended           Nine Months Ended
                                                                         December 31, 2003           December 31, 2002
                                                                     -------------------------   --------------------------
                                                                     Holdings      Enterprises   Holdings       Enterprises
                                                                     --------      -----------   --------       -----------
                                                                           (Unaudited)                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                           $(11,012)     $ (8,644)     $(40,578)     $(37,837)
  Adjustments to reconcile net loss to net
    cash provided by (used in) operating activities:
      Depreciation and amortization                                     4,454         4,114         4,547         4,252
      Modification of debt                                                  -             -           500             -
      Cumulative effect of change in accounting principle                   -             -        24,230        24,230
      Deferred income taxes                                               750           750         4,098         3,631
  Changes in assets and liabilities:
      Accounts receivable                                               9,185         9,185         8,759         8,759
      Inventories                                                     (25,351)      (25,351)      (10,035)      (10,035)
      Accounts payable                                                  1,073         1,073        (5,819)       (5,819)
      Other assets and liabilities                                      1,743          (300)          285        (1,717)
                                                                     --------      --------      --------      --------

Net cash used in operating activities                                 (19,158)      (19,173)      (14,013)      (14,536)
                                                                     --------      --------      --------      --------
Cash flows from investing activities:
  Purchases of equipment                                                 (515)         (515)         (473)         (473)
                                                                     --------      --------      --------      --------
Cash flows from financing activities:
  Payment of debt modification costs                                        -             -          (557)            -
  Borrowings under Credit Agreement                                    16,066        16,066        10,830        10,830
  Repurchase of common stock                                                -             -            (7)            -
                                                                     --------      --------      --------      --------

Net cash provided by financing activities                              16,066        16,066        10,266        10,830
                                                                     --------      --------      --------      --------

Net decrease in cash                                                   (3,607)       (3,622)       (4,220)       (4,179)

Cash, beginning of period                                               6,452         6,444         4,526         4,456
                                                                     --------      --------      --------      --------

Cash, end of period                                                  $  2,845      $  2,822      $    306      $    277
                                                                     ========      ========      ========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                         $  8,636      $  8,376      $ 12,209      $ 11,915
    Income taxes                                                     $    131      $    130      $     36      $     35
  Non-cash financing activities:
    Additional indebtedness due to deferred interest
      payment on 6% Senior Notes                                     $  1,537      $      -      $  2,230      $      -
    Issuance of additional 10.5% Senior Notes
      in lieu of interest payment                                    $  5,824      $  5,824      $      -      $      -



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

All significant intercompany transactions and balances are eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 2003, and the results of operations and cash flows for the periods ended December 31, 2003 and 2002.

NOTE B - Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method. Inventories consisted of the following (in thousands):


                                    December 31,       March 31,
                                       2003             2003
                                    ------------      -----------
        Raw materials                 $  1,741         $  1,849
        Finished goods                  74,570           49,111
                                      --------         --------
                                      $ 76,311         $ 50,960
                                      ========         ========

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE C - Intangibles

Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets". Under this standard, goodwill and intangibles with indefinite useful lives, including trademarks and tradenames are no longer systematically amortized. Instead, they are reviewed for impairment and written down and charged to results of operations when their carrying amount exceeds their estimated fair values. Amortization expense for the nine month period ended December 31, 2002 was approximately $43,000 representing the amortization of the remaining net book value of identified intangibles (accumulated amortization was $2,038,000 at December 31, 2002) still required to be amortized under SFAS No. 142.

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

                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE C - Intangibles (Continued)

The effect of adopting SFAS No. 142 on the net loss for the nine month periods ended December 31, 2003 and 2002 is as follows (in thousands):

                                                                         2003                            2002
                                                               --------------------------      -------------------------
                                                                Holdings      Enterprises       Holdings     Enterprises
                                                               ---------      -----------      ----------    -----------
Net Loss                                                       $(11,012)       $ (8,644)       $(40,578)       $(37,837)
Less: cumulative effect of change in
  accounting principle                                                -               -          24,230          24,230
                                                               --------        --------        --------        --------

Net Loss, excluding cumulative effect of
  change in accounting principle                                (11,012)         (8,644)        (16,348)        (13,607)
Add: valuation allowances recorded as a
  result of SFAS No. 142                                          3,888           3,194           8,923           7,678
                                                               --------        --------        --------        --------

Net Loss, excluding cumulative effect of
  change in accounting principle and
  valuation allowances                                         $ (7,124)       $ (5,450)       $ (7,425)       $ (5,929)
                                                               ========        ========        ========        ========


NOTE D - Related Party Transactions

For each of the three month periods ended December 31, 2003 and 2002, the Company paid $532,500 and $510,000, respectively, and for each of the nine month periods ended December 31, 2003 and 2002, the Company paid $1,575,000 and $1,530,000, respectively, to P&E Properties, Inc., an affiliated entity of which the Company's Chairman and Chief Executive Officer is the sole shareholder, for management fees, services provided and expenses incurred on the Company's behalf.

NOTE E - Income Taxes

The provision for income taxes for the nine month periods ended December 31, 2003 and 2002 consisted of the following (in thousands):

                                                                         2003                            2002
                                                               --------------------------      -------------------------
                                                                Holdings      Enterprises       Holdings     Enterprises
                                                               ---------      -----------      ----------    -----------
Income Tax Benefit                                             $(2,994)          $(2,414)       $(4,825)       $(4,047)

Valuation Allowances recorded as a
     result of SFAS No. 142:
------------------------------------
  Valuation Allowance related to continuing
    operations for the nine months ended
    December 31, 2003 and 2002                                   3,888             3,194          4,825          4,047
  Additional Valuation Allowance resulting
    from deferred tax assets in excess
    of deferred tax liabilities, excluding
    identified intangibles                                           -                 -          4,098          3,631
                                                               -------           -------        -------        -------

 Provision for Income Taxes                                    $   894           $   780        $ 4,098        $ 3,631
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

Historically, the Company did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. For the nine month periods ended December 31, 2003 and 2002, Holdings and Enterprises recorded non-cash deferred income tax expense of approximately $3.9 million and $3.2 million and approximately $8.9 million and $7.7 million, respectively, which would not have been required prior to SFAS No. 142.

NOTE F - Comprehensive Loss

For the three and nine month periods ended December 31, 2003, the comprehensive loss was ($2,738,000) and ($11,003,000) for Holdings and ($1,672,000) and
($8,635,000) for Enterprises as compared to ($2,597,000) and ($40,580,000) for
Holdings and ($2,019,000) and ($37,839,000) for Enterprises for the three and nine month periods ended December 31, 2002.

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


For the three month periods ended December 31,                                 2003                            2002
----------------------------------------------                     ------------------------------  -----------------------------
(in thousands)                                                         Holdings      Enterprises      Holdings        Enterprises
                                                                   -------------    -------------   ------------     -------------
Revenues
     Millbrook ...............................................       $ 121,245        $ 121,245        $ 111,694        $ 111,694
     Manischewitz ............................................          10,581           10,581           10,468           10,468
                                                                     ---------        ---------        ---------        ---------
        Total segment revenues ...............................         131,826          131,826          122,162          122,162
     Corporate items, principally the elimination
        of intercompany sales ................................          (1,604)          (1,604)          (1,647)          (1,647)
                                                                     ---------        ---------        ---------        ---------
                                                                     $ 130,222        $ 130,222        $ 120,515        $ 120,515
                                                                     =========        =========        =========        =========
Operating income
     Millbrook ...............................................       $   3,933        $   3,933        $   3,075        $   3,075
     Manischewitz ............................................             505              505              482              482
                                                                     ---------        ---------        ---------        ---------
        Total segment operating income .......................           4,438            4,438            3,557            3,557
     Corporate items and eliminations ........................          (2,371)          (1,919)          (1,781)          (1,750)
                                                                     ---------        ---------        ---------        ---------
                                                                     $   2,067        $   2,519        $   1,776        $   1,807
                                                                     =========        =========        =========        =========

For the nine month periods ended December 31,                                  2003                            2002
---------------------------------------------                      ------------------------------  -----------------------------
(in thousnds)                                                          Holdings      Enterprises      Holdings        Enterprises
                                                                   -------------    -------------   ------------     -------------
Revenues
     Millbrook ...............................................       $ 338,859        $ 338,859        $ 347,342        $ 347,342
     Manischewitz ............................................          27,166           27,166           28,225           28,225
                                                                     ---------        ---------        ---------        ---------
        Total segment revenues ...............................         366,025          366,025          375,567          375,567
     Corporate items, principally the elimination
        of intercompany sales ................................          (4,585)          (4,585)          (4,526)          (4,526)
                                                                     ---------        ---------        ---------        ---------
                                                                     $ 361,440        $ 361,440        $ 371,041        $ 371,041
                                                                     =========        =========        =========        =========
Operating income
     Millbrook ...............................................       $   7,712        $   7,712        $   5,700        $   5,700
     Manischewitz ............................................             755              755              539              539
                                                                     ---------        ---------        ---------        ---------
        Total segment operating income .......................           8,467            8,467            6,239            6,239
     Corporate items and eliminations ........................          (6,252)          (5,703)          (5,680)          (5,129)
                                                                     ---------        ---------        ---------        ---------
                                                                     $   2,215        $   2,764        $     559        $   1,110
                                                                     =========        =========        =========        =========
As of December 31,
Identifiable assets
     Millbrook ...............................................       $ 102,075        $ 102,075        $  92,490        $  92,490
     Manischewitz ............................................          39,031           39,031           44,441           44,441
                                                                     ---------        ---------        ---------        ---------
        Total segment assets .................................         141,106          141,106          136,931          136,931
     Corporate items, principally intangibles
        not allocated to segments ............................          94,291           99,294           90,971           94,745
                                                                     ---------        ---------        ---------        ---------
                                                                     $ 235,397        $ 240,400        $ 227,902        $ 231,676
                                                                     =========        =========        =========        =========


                     R.A.B. HOLDINGS, INC. AND SUBSIDIARIES
                    R.A.B. ENTERPRISES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE H - Long-term Debt

On October 29, 2003, Enterprises entered into an arrangement with certain holders of its 10.5% Notes to make the November 1, 2003 interest payment through the issuance of additional Notes in lieu of cash. The arrangement provided that each participating holder would receive $1,000 in principal amount of 10.5% Notes for each $500 of interest due. Residual amounts of interest less than $500 would be paid in cash. Holders of approximately 69% of the outstanding 10.5% Notes participated in the arrangement. As a result, Enterprises issued to holders approximately $5.8 million in principal amount of 10.5% Notes in lieu of approximately $2.9 million in cash interest. The remaining holders received their interest payment in cash.

Effective May 1, 2002, Holdings amended the indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferral of the May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as a component of operating income in the accompanying statement of operations during the six month period ended September 30, 2002. The income tax benefit of $0.2 million related to the debt issuance costs was offset by a valuation allowance required by the adoption of SFAS No. 142, as described in Note E - Income Taxes. On November 1, 2002, May 1, 2003 and November 1, 2003, the Company elected to defer the cash payment of interest on its 6% Notes.

During the fourth quarter of fiscal 2004, the maturity of the Company's Credit Agreement was extended to January 15, 2005.

NOTE I - New Accounting Pronouncements

SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. Effective April 1, 2003, the Company adopted SFAS No. 145. As a result, the Company reclassified $500,000 of debt modification costs to operating expense in its condensed consolidated statement of operations for the nine months ended December 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues. Revenues for the three month period ended December 31, 2003 increased $9.7 million or 8.1% to $130.2 million as compared to $120.5 million for the three month period ended December 31, 2002. Revenues for the nine month period ended December 31, 2003 decreased $9.6 million or 2.6% to $361.4 million as compared to $371.0 million for the nine month period ended December 31, 2002. Revenues include:

         (i) Millbrook's revenues of $121.2 million and $338.8 million for the three and nine month periods ended December 31, 2003 as compared to $111.6 million and $347.3 million for the three and nine month periods ended December 31, 2002;

         (ii) Manischewitz' revenues of $10.6 million and $27.2 million for the three and nine month periods ended December 31, 2003 as compared to $10.5 million and $28.2 million for the three and nine month periods ended December 31, 2002; and

         (iii) intersegment sales, which are eliminated in consolidation, of ($1.6) million and ($4.6) million for the three and nine month periods ended December 31, 2003 as compared to ($1.6) million and ($4.5) million for the three and nine month periods ended December 31, 2002.

Millbrook's revenues increased $9.6 million or 8.6% for the three month period ended December 31, 2003 and decreased $8.5 million or 2.4% for the nine month period ended December 31, 2003 as compared to the comparable periods of the prior year. The increase for the three month period is principally due to sales to new accounts and expanded distribution to existing customers, partially offset by lower sales to certain customers experiencing financial difficulties and customers negatively impacted by the Midwest grocery workers strike which was settled at the end of October, 2003. The decrease in revenues for the nine month period is principally due to decreased sales resulting from customer bankruptcies and a decision made by a former customer in the beginning of fiscal 2002 to phase out its purchases from Millbrook as it moved to self-distribution. This phase out was completed in the first quarter of fiscal 2004. Customer bankruptcies include the closure of Ames Department Stores ("Ames") in August, 2002. This decline in revenues for the nine month period was partially offset by sales to new accounts and expanded distribution to existing customers.

Excluding sales made to Ames and the former customer that moved to self-distribution during the nine month period ended December 31, 2002, Millbrook's revenues increased 3.8% for the nine month period ended December 31, 2003.

Manischewitz' revenues increased $0.1 million or 1.1% for the three month period ended December 31, 2003 and decreased $1.0 million or 3.8% for the nine month period ended December 31, 2003 as compared to the comparable periods of the prior year. The change in revenues is principally due to the following:

         (i) decreased sales of Guiltless Gourmet products for the three month period ($0.9 million) and for the nine month period ($1.9 million). This decline is attributable to the aggressive launch of two product lines by established competitors in late 2002 targeted at core Guiltless Gourmet consumers. These introductions have taken shelf space and reduced the number of Guiltless Gourmet product facings at retail. As the promotional launch periods of these introductions has expired, management believes that Guiltless Gourmet will begin to re-establish its shelf position;

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         (ii) increased sales of Manischewitz brand products for the three month period ($0.8 million) and for the nine month period ($1.1 million). This increase consists of increased Passover sales of $1.1 million and $2.1 million for the three and nine month periods, respectively, partially offset by decreased sales other than Passover ("Daily") sales of Manischewitz products of $0.3 million and $1.0 million for the three and nine month periods, respectively. The decline in Daily volume is largely attributable to a strategic decision to shift the promotional focus of the brand from the trade to the consumer. Marketing expenditures that had been previously spent to move product into the distribution channel have been reduced in favor of advertising and consumer promotions. Passover sales for the three and nine month periods continue to exceed the prior year due to the conclusion of the Passover holiday during April 2003 and incremental shipments in December 2003 in anticipation of an earlier Passover 2004; and

         (iii) increased sales of Season brand products for the three month period ($0.2 million) which partially offset the decreased sales of Season brand products during the first six months of fiscal 2004 of $0.4 million resulting from competitive pressures in its product categories.

Gross Profit. Gross profit for the three and nine month periods ended December 31, 2003 was $30.4 million and $84.2 million as compared to $29.1 million and $84.3 million for the three and nine month periods ended December 31, 2002, an increase of $1.3 million or 4.2% in the three month period and a decrease of $0.1 million or 0.1% in the nine month period. As a percentage of revenues, the gross profit margin was 23.3% for each of the three and nine month periods ended December 31, 2003 as compared to 24.2% and 22.7% for the three and nine month periods ended December 31, 2002.

The increase in gross profit dollars and decrease in gross profit margin for the three month period is primarily due to the following:

         (i) Millbrook's lower gross profit margin (1.1%) resulting from the competitive environment in obtaining new customers, partially offset by increased gross profit dollars associated with higher revenues, and

         (ii) Manischewitz' higher gross profit margin (0.3%) resulting from improved utilization of its manufacturing facilities and increased gross profit dollars associated with incremental December 2003 shipments for Passover 2004. At the beginning of this fiscal year, management implemented a manufacturing cost reduction program as well as a re-alignment of its production schedule which has resulted in lower overall costs and a higher absorption of manufacturing overhead costs.

The decrease in gross profit dollars and the increase in gross profit margin for the nine month period is primarily due to the following:

         (i) decreased gross profit dollars associated with Millbrook's lower revenues ($0.7 million) and increased gross profit margin (0.3%) resulting from the shift in Millbrook's customer base from non-serviced to serviced customers and a shift in product mix from lower margin health and beauty care products to higher margin specialty food products; partially offset by

         (ii) increased gross profit dollars associated with Manischewitz' higher revenues ($0.6 million) and increased gross profit margin (0.3%) due to improved utilization of Manischewitz' manufacturing facilities resulting in higher absorption of manufacturing overhead.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Expenses. Distribution and warehousing expenses for the three and nine month periods ended December 31, 2003 were $11.0 million and $32.2 million, as compared to $11.2 million and $34.3 million for the three and nine month periods ended December 31, 2002. As a percentage of revenues, distribution and warehousing expenses were 8.4% and 8.9% for the three and nine month periods ended December 31, 2003 as compared to 9.3% and 9.2% in the comparable periods of the prior year. Distribution and warehousing costs for the three and nine month periods were impacted by the following:

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

Selling, general and administrative expenses for the three and nine month periods ended December 31, 2003 were $17.3 million and $49.7 million, as compared to $16.1 million and $48.8 million for the three and nine month periods ended December 31, 2002. As a percentage of revenues, selling, general and administrative expenses decreased to 13.3% for the three month period and increased to 13.8% for the nine month period ended December 31, 2003 as compared to 13.4% and 13.2% for the comparable periods of the prior year.

The increase in selling, general and administrative expenses for the three and nine month periods is principally due to the following:

         (i) Millbrook's increased provision for doubtful accounts resulting from customer bankruptcies; and

         (ii) professional fees and related expenses with respect to the Company's discussions with its bondholders and advisors regarding possible debt modifications and restructurings of the Company's capital structure; partially offset by

         (iii) lower headcount in Millbrook's salesforce due to reductions made during the year ended March 31, 2003 directly related to customer losses.

Amortization of intangibles for the nine month period ended December 31, 2002 was approximately $43,000. The Company adopted SFAS No. 142, which provides that only intangible assets with definite lives continue to be amortized. As of December 31, 2002, the Company did not have any remaining unamortized intangible assets with definite lives.

On October 29, 2003, Enterprises entered into an arrangement with certain holders of its 10.5% Notes to make the November 1, 2003 interest payment through the issuance of additional Notes in lieu of cash. Holders of approximately 69% of the outstanding 10.5% Notes participated in the arrangement. As a result, Enterprises issued to holders approximately $5.8 million in principal amount of 10.5% Notes in lieu of approximately $2.9 million in cash interest. The remaining holders received their interest payment in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effective May 1, 2002, Holdings amended the indenture underlying 92% ($23.0 million) of its 13% Notes outstanding. The amendment (i) reduced the interest rate to 6% per annum, (ii) extended their maturity date from May 1, 2008 to May 1, 2010 and (iii) increased the aggregate outstanding principal by approximately $1.5 million, representing the deferral of the May 2002 interest payment. Holders of these Notes received warrants granting them the right to purchase up to approximately 5% of Holdings' common stock. The Company, at its option, may defer the payment of cash interest on the 6% Notes for ten semi-annual interest payment dates through May 1, 2007. The changes contained in the amendment constitute a material modification of the indenture requiring the historical deferred debt issuance costs to be written off. Accordingly, debt issuance costs of $0.5 million were written off and reported as a component of operating income in the accompanying statement of operations during the nine month period ended December 31, 2002. The income tax benefit of $0.2 million related to the debt issuance costs was offset by a valuation allowance required by the adoption of SFAS No. 142. On May 1, 2003 and November 1, 2003, Holdings elected to defer the cash payment of interest on its 6% Notes.

Interest Expense. Interest expense for the three and nine month periods ended December 31, 2003 was $4.5 million (consisting of $0.6 million for Holdings and $3.9 million for Enterprises, respectively) and $12.3 million (consisting of $1.7 million for Holdings and $10.6 million for Enterprises, respectively) as compared to $4.4 million (consisting of $0.6 million for Holdings and $3.8 million for Enterprises, respectively) and $12.8 million (consisting of $1.7 million for Holdings and $11.1 million for Enterprises, respectively) for the three and nine month periods ended December 31, 2002. The increase in interest expense for the three and nine months ended December 31, 2003 is primarily attributable to incremental non-cash interest expense ($0.3 million) for both Holdings and Enterprises resulting from the amortization related to the additional 10.5% Notes issued in lieu of the $2.9 million interest payment due on November 1, 2003. Excluding this non-cash interest expense, the decline in interest expense is primarily attributable to lower interest rates on lower levels of debt outstanding under the Company's Credit Agreement.

Taxes. The provision for income taxes for the three and nine month periods ended December 31, 2003 was $0.3 million and $0.9 million for Holdings and $0.3 million and $0.8 million for Enterprises as compared to no provision for the three month period ended December 31, 2002 and $4.1 million for Holdings and $3.6 million for Enterprises for the nine month period ended December 31, 2002. Historically, the Company did not need a valuation allowance (with the exception of Holdings' state tax loss carryforwards) for the portion of the tax effect of net operating losses equal to the amount of tax-deductible amortization of identified intangibles expected to occur during the carryforward period of the net operating losses based upon the timing of the reversal of other temporary differences. As a result of the adoption of SFAS No. 142, the reversal will probably not occur during the carryforward period of the net operating losses. For the nine month periods ended December 31, 2003 and 2002, Holdings and Enterprises recorded non-cash deferred income tax expense of approximately $3.9 million and $3.2 million and approximately $8.9 million and $7.7 million, respectively, which would not have been required prior to SFAS No. 142.

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

Net Loss. As a result of the foregoing, the net loss for the three and nine month periods ended December 31, 2003 was $2.7 million and $11.0 million for Holdings and $1.7 million and $8.6 million for Enterprises as compared to $2.6 million and $40.6 million for Holdings and $2.0 million and $37.8 million for Enterprises for the three and nine month periods ended December 31, 2002.

Impact of New Accounting Pronouncements. SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of debt as extraordinary, requires certain lease modifications to be treated the same as a sale-leaseback transaction and makes other non-substantive technical corrections to existing pronouncements. Effective April 1, 2003, the Company adopted SFAS No. 145. As a result, the Company reclassified $500,000 of debt modification costs to operating expense in its condensed consolidated statement of operations for the nine months ended December 31, 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financial Condition, Liquidity and Capital Resources

Operations for the nine months ended December 31, 2003, excluding non-cash charges for depreciation and amortization and deferred income taxes, utilized cash of $5.8 million for Holdings and $3.8 million for Enterprises. Operations for the nine months ended December 31, 2002, excluding non-cash charges for depreciation and amortization, modification of debt at Holdings, cumulative effect of a change in accounting principle and deferred income taxes, utilized cash of $7.2 million for Holdings and $5.7 million for Enterprises. During the nine month period ended December 31, 2003, other changes in assets and liabilities resulting from operating activities utilized cash of $13.4 million for Holdings and $15.4 million for Enterprises as compared to cash utilized of $6.8 million for Holdings and $8.8 million for Enterprises for the nine month period ended December 31, 2002, resulting in net cash utilized by operating activities of $19.2 million for both Holdings and Enterprises and $14.0 million for Holdings and $14.5 million for Enterprises, respectively.

Investing activities, which principally consisted of the acquisitions of plant and equipment resulted in a use of cash of $0.5 million for each of the nine month periods ended December 31, 2003 and 2002 for both Holdings and Enterprises, respectively.

During the nine month period ended December 31, 2003, financing activities, which principally consisted of borrowings under the Credit Agreement, provided cash of $16.1 million for both Holdings and Enterprises. During the nine month period ended December 31, 2002, financing activities, which principally consisted of borrowings under the Credit Agreement and the payment of debt modification costs by Holdings, provided cash of $10.3 million for Holdings and $10.8 million for Enterprises.

At December 31, 2003, the Company's balance sheet includes a $11.4 million deferred income tax liability related to the taxable temporary differences caused by different amortization periods for identified intangibles. With the adoption of SFAS No. 142, the Company's tax deductible goodwill and indefinite-lived intangible assets are no longer amortized for financial reporting purposes. Therefore, this deferred income tax liability will not reverse and become payable unless the underlying assets are sold or a tax impairment is recorded.

The primary sources of liquidity for Holdings and Enterprises are the cash flows from the operations of Millbrook and Manischewitz and borrowings under the Company's Credit Agreement. At December 31, 2003, Millbrook and Manischewitz had approximately $2.8 million of cash and approximately $1.0 million of available borrowing capacity under the Credit Agreement. Historically, the Company's usage under its revolving credit facility peaks during the three month period ended December of each year due to the seasonality of its business. The Company is currently in compliance with the covenants contained in the Credit Agreement and the indentures relating to its senior notes. The Company's Credit Agreement expires January 15, 2005. It is management's belief that it will either negotiate an extension to its current facility or enter into a new facility on terms acceptable to the Company, although there can be no assurance that such extension or new facility will be completed. Absent the completion of an extension or new facility, the Company's outstanding borrowings under its current facility would be classified as a current liability in its condensed consolidated balance sheet as of March 31, 2004.

In addition, the Company is engaged in discussions with its bondholders regarding its current capital structure. It is management's belief that these discussions may result in debt modifications and restructurings which will improve the Company's capitalization; reduce its current cash interest requirements and extend the maturity of its outstanding debt. However, there can be no assurance that debt modifications and restructurings on terms acceptable to the Company will be accomplished.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

Financial Condition, Liquidity and Capital Resources (Continued)

From a distribution perspective, Millbrook's business continues to be impacted by the instability of the U.S. supermarket industry, the financial condition of its customers and changes in the competitive landscape as a number of grocery and wholesale distribution companies are no longer in existence. During the third quarter of fiscal 2004, Millbrook's revenues stabilized and the Company expects the current trend to continue during the fourth quarter, reflecting new customer growth and expanded distribution to existing customers, partially offset by lower sales to certain customers experiencing financial difficulties. Millbrook continues to focus its strategy on expanding the specialty food category while taking advantage of market opportunities in its health and beauty care and general merchandise categories. Management continues to believe in its overall strategy. Further, Millbrook's management effectively implemented a number of cost reduction programs during fiscal 2003 which have reduced its operating costs in order to address and react to the demands of its changing markets.

From a branded food products perspective, Manischewitz' operations (principally consisting of its Manischewitz, Season and Guiltless Gourmet brands) are impacted by the amount of retail space devoted to its products and the consumer acceptance of those products. In addition, the seasonality of Manischewitz' business and the timing of Jewish holidays results in a substantial portion of Manischewitz' revenues and operating profits occurring during the fourth quarter of each fiscal year and financial information which is not comparable on a quarterly basis. Further, Manischewitz' business for the remainder of fiscal 2004 will be impacted by the unresolved Southern California grocery workers strike. Certain of Manischewitz' key retail outlets, specifically Kroger, Safeway and Albertson's have been negatively impacted by unresolved contract differences with approximately 70,000 of their employees. While Manischewitz continues to develop alternative plans and contingencies with its distributor base that services these retailers, the potential impact on operations cannot presently be determined.

Although there can be no assurance, Holdings and Enterprises believe that its operating cash flows and borrowings under its Credit Agreement will be sufficient to meet its obligations and remain in compliance with the covenants in its Credit Agreement and its indentures. The ability of Holdings and Enterprises to meet those obligations and maintain compliance will depend on a number of factors, including those discussed above, general economic conditions and other factors beyond Holdings' and Enterprises' control.

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

                              --------------------

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

         a.       Index to Exhibits

                 Exhibit No.      Description of Document
                 -----------      -----------------------
                    31.1          Certification pursuant to Section 302 of the
                                  Sarbanes-Oxley  Act of 2002 by Chief Executive
                                  Officer.

                    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

                    32.1 Joint certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer.

         b.       Form 8-K dated as of November 5, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             R.A.B. HOLDINGS, INC.



February 12, 2004                            /s/ Richard A. Bernstein
                                             ------------------------
                                             Richard A. Bernstein
                                             Chairman



February 12, 2004                            /s/ Steven M. Grossman
                                             ----------------------
                                             Steven M. Grossman
                                             Chief Financial Officer



                                             R.A.B. ENTERPRISES, INC.



February 12, 2004                            /s/ Richard A. Bernstein
                                             ------------------------
                                             Richard A. Bernstein
                                             Chairman



February 12, 2004                            /s/ Steven M. Grossman
                                             ----------------------
                                             Steven M. Grossman
                                             Chief Financial Officer